Form 10-Q
period 1999-10-31
NETSILICON INC
filed 1999-12-15
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        Exchange Act of 1934 for the quarterly period ended October 31, 1999.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        Exchange Act of 1934 for the transition period from ____ to ____.

                         Commission file number 0-21177

                                NETSILICON, INC.
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                          04-2826579
    (State of incorporation)         (I.R.S. Employer Identification No.)

         411 WAVERLEY OAKS RD., SUITE 227, WALTHAM, MASSACHUSETTS 02452
                     (Address of principal executive office)

                                 (781) 647-1234
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

6,037,500 shares of Voting Common Stock, $0.01 par value, as of November 30, 1999
7,500,000 shares of Non-Voting Common Stock, $0.01 par value, as of November 30, 1999

                                NETsilicon, Inc.
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.   Financial Information................................................   3

ITEM 1.   Financial Statements.................................................   3

          Condensed Balance Sheets
          October 31, 1999 and January 31, 1999................................   3

          Condensed Statements of Operations
          Three Months and Nine Months Ended October 31, 1999 and 1998.........   4

          Condensed Statements of Cash Flows
          Nine Months Ended October 31, 1999 and 1998..........................   5

          Notes to Condensed Financial Statements..............................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................   7

PART II.  Other Information....................................................  14

ITEM 1.   Legal Proceedings....................................................  14

ITEM 2.   Changes in Securities and Use of Proceeds............................  14

ITEM 3.   Defaults Upon Senior Securities......................................  15

ITEM 4.   Submission of Matters to a Vote of Security Holders..................  15

ITEM 5.   Other Information....................................................  15

ITEM 6.   Exhibits and Reports on Form 8-K.....................................  15

Signatures.....................................................................  15

Exhibit 27.1

                         PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                                NETsilicon, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                       October 31, 1999    January 31, 1999
                                                                       ----------------    ----------------
                          ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $ 19,949,100       $    582,600
     Accounts receivable, net                                               2,924,200          4,204,500
     Due from affiliate                                                     3,055,300          1,218,300
     Inventory, net                                                         3,961,700          3,769,300
     Prepaid expenses and other current assets                                389,400            238,600
                                                                         ------------       ------------
          TOTAL CURRENT ASSETS                                             30,279,700         10,013,300

PROPERTY AND EQUIPMENT, NET                                                 1,264,300            685,200
                                                                         ------------       ------------

OTHER ASSETS                                                                  525,600            949,900
                                                                         ------------       ------------

TOTAL ASSETS                                                             $ 32,069,600       $ 11,648,400
                                                                         ============       ============


    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
     Short-term debt                                                     $    640,000       $  3,191,500
     Accounts payable                                                       3,244,500          2,789,800
     Due to affiliate                                                       3,435,900          6,423,100
     Other current liabilities                                              2,969,100          1,080,100
                                                                         ------------       ------------
          TOTAL CURRENT LIABILITIES                                        10,289,500         13,484,500

CAPITAL LEASE OBLIGATION, less current portion                                138,800                 --
                                                                         ------------       ------------
          TOTAL LIABILITIES                                                10,428,300         13,484,500
                                                                         ------------       ------------

STOCKHOLDER'S EQUITY (DEFICIT)
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
          none issued                                                              --                 --
     Common stock, $0.01 par value; 35,000,000 shares authorized;
          Issued and outstanding:
          Voting, 6,037,500  and 1,000,000 shares                              60,400             10,000
          Non- Voting, 7,500,000 and 9,000,000 shares                          75,000             90,000
     Additional paid-in capital                                            24,676,700          2,463,000
     Accumulated deficit                                                   (3,170,800)        (4,399,100)
                                                                         ------------       ------------
          TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                             21,641,300         (1,836,100)
                                                                         ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                     $ 32,069,600       $ 11,648,400
                                                                         ============       ============


           See accompanying notes to condensed financial statements.

                                NETsilicon, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                Nine months ended
                                                        October 31,                       October 31,
                                             -----------------------------     -----------------------------
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----
NET SALES                                    $ 10,148,800     $  3,030,100     $ 23,478,400     $  8,414,000
COST OF SALES                                   4,550,600        2,117,400       11,385,500        4,651,800
                                             ------------     ------------     ------------     ------------

GROSS PROFIT                                    5,598,200          912,700       12,092,900        3,762,200
                                             ------------     ------------     ------------     ------------

OPERATING EXPENSES
     Selling and marketing                      2,206,400        1,008,000        5,260,600        2,262,300
     Engineering, research and development      1,352,600          669,000        2,656,200        1,618,900
     General and administrative                 1,066,200          756,000        2,466,700        1,513,300
                                             ------------     ------------     ------------     ------------
          TOTAL OPERATING EXPENSES              4,625,200        2,433,000       10,383,500        5,394,500
                                             ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS) FROM
     CONTINUING OPERATIONS                        973,000       (1,520,300)       1,709,400       (1,632,300)

     Interest expense                             (68,100)        (198,000)        (481,100)        (335,100)
                                             ------------     ------------     ------------     ------------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES               904,900       (1,718,300)       1,228,300       (1,967,400)

     Income taxes                                      --               --               --               --
                                             ------------     ------------     ------------     ------------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                   904,900       (1,718,300)       1,228,300       (1,967,400)

LOSS FROM DISCONTINUED OPERATIONS                      --               --               --         (310,700)
                                             ------------     ------------     ------------     ------------

NET INCOME (LOSS)                            $    904,900     $ (1,718,300)    $  1,228,300     $ (2,278,100)
                                             ============     ============     ============     ============

INCOME (LOSS) PER COMMON SHARE
     From continuing operations
          Basic                              $       0.08     $      (0.17)    $       0.12     $      (0.20)
                                             ------------     ------------     ------------     ------------
          Diluted                            $       0.07     $      (0.17)    $       0.11     $      (0.20)
                                             ------------     ------------     ------------     ------------

     From discontinued operations
          Basic                                        --               --               --            (0.03)
                                             ------------     ------------     ------------     ------------
          Diluted                                      --               --               --            (0.03)
                                             ------------     ------------     ------------     ------------

     Income (loss) per common share
          Basic                              $       0.08     $      (0.17)    $       0.12     $      (0.23)
                                             ------------     ------------     ------------     ------------
          Diluted                            $       0.07     $      (0.17)    $       0.11     $      (0.23)
                                             ------------     ------------     ------------     ------------

SHARES USED IN PER SHARE CALCULATION
          Basic                                11,768,800       10,000,000       10,589,600       10,000,000
          Diluted                              12,434,800       10,000,000       10,814,000       10,000,000


            See accompanying notes to condensed financial statements.

                                NETsilicon, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended

                                                                                   October 31,
                                                                         -------------------------------
                                                                              1999            1998
                                                                              ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $  1,228,300     $(2,278,100)
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
          Depreciation and amortization                                       941,400         365,700
          Changes in current assets and liabilities:
              Decrease in accounts receivable                               1,280,300         535,700
              Increase in inventories                                        (192,400)     (1,508,500)
              Increase in other current assets                               (150,800)       (133,400)
              Increase in accounts payable                                    454,700       1,703,100
              Increase in other current liabilities                         1,889,000         688,700
                                                                         ------------     -----------
                  Net cash provided by (used in) operating activities       5,450,500        (626,800)
                                                                         ------------     -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (907,600)       (281,200)
     Software development costs                                              (668,100)       (356,300)
     Capitalized software transferred to Osicom                                    --         577,400
     Other assets                                                             479,500         (33,200)
                                                                         ------------     -----------
                  Net cash used in investing activities                    (1,096,200)        (93,300)
                                                                         ------------     -----------

CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Proceeds (repayments) of affiliates advances                          (4,824,200)      1,382,200
     Repayments of short-term debt                                         (2,551,500)       (800,600)
     Proceeds (repayments) of long-term debt                                  138,800         (17,900)
     Proceeds from issuance of stock (net of issuance costs)               22,249,100              --
                                                                         ------------     -----------
                  Net cash provided by financing activities                15,012,200         563,700
                                                                         ------------     -----------

INCREASE (DECREASE) IN CASH                                                19,366,500        (156,400)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               582,600         185,100
                                                                         ------------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 19,949,100     $    28,700
                                                                         ============     ===========

Supplemental disclosure of cash flow information -
     Cash paid for:
          Interest                                                       $    257,300     $   208,231
          Income taxes                                                   $         --     $        --


            See accompanying notes to condensed financial statements.

                                NETsilicon, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of presentation:

          In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for this interim period. This quarterly information should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form S-1.

          The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

          Operating results for the interim period are not necessarily indicative of results that may be expected for the entire fiscal year.

2.   Inventories:

          Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximated actual cost on a first-in, first-out basis. Inventories consist of:

          Inventory                October 31, 1999   January 31, 1999
                                   -----------------------------------
          Raw material                   $1,249,000         $1,552,100
          Work in process                 2,366,100          2,081,300
          Finished Goods                    346,600            135,900
                                         ----------         ----------
          Total Inventory                $3,961,700         $3,769,300
                                         ----------         ----------

3.   Earnings per share:

          Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive potential common shares which consist of shares issuable under stock benefit plans.

          The following is a reconciliation of weighted shares of the basic and diluted per share computations:

                                                    Three months ended             Nine months ended
                                                       October 31,                    October 31,
                                                ----------------------------------------------------------
                                                   1999           1998           1999            1998
                                                   ----           ----           ----            ----
          Weighted-average shares for basic     11,768,800      10,000,000     10,589,600       10,000,000

          earnings per share
          Dilutive common stock equivalents        666,000              --        224,400              --
                                                ----------      ----------     ----------      ----------
          Weighted-average shares for diluted
          earnings per share                    12,434,800      10,000,000     10,814,000      10,000,000
                                                ----------      ----------     ----------      ----------


4.   Comprehensive Income:

          Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS No. 130 had no material effect on the Company's financial position or results of operations. During the periods presented, the Company had no material transactions other than net income that should be reported as comprehensive income.

5.   Initial Public Offering:

          The Company completed an initial public offering on September 15, 1999 in which 6,037,500 million shares were offered at $7 per share (3,537,500 shares sold by the Company and 2,500,000 shares sold by Osicom Technologies, Inc., former sole stockholder of the Company). Net proceeds to the Company, net of offering costs, were approximately $22 million.

          The Company has 6,037,500 shares of voting common stock outstanding and 7,500,000 shares of non-voting common stock held by Osicom Technologies, Inc., the Company's former sole shareholder.

6.   Recently issued accounting standards:

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133, as amended, is effective for years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward looking statements as a result of certain factors including those described herein and in the Company's Registration Statement on Form S-1. The Company assumes no obligation to update any forward-looking statements.

          OVERVIEW

          The Company develops and markets semiconductor devices and software solutions designed to meet the networking requirements of embedded systems. The Company's products are incorporated into the design of embedded systems to provide them with the ability to communicate over standards-based LANs and the Internet, enabling the development of new embedded systems applications.

          From its inception in 1984, the Company has developed and marketed products to enable the connection of electronic devices incorporating embedded systems to networks. In September 1996, Osicom Technologies acquired all of the Company's outstanding capital stock. The Company was a wholly-owned subsidiary of Osicom Technologies from the date of the acquisition through the Company's initial public offering in September of 1999.

          RESULTS OF OPERATIONS

          The following table sets forth certain operating data as a percentage of net sales for the three months and nine months ended October 31, 1999 and 1998.

                                                                  Three months ended        Nine months ended
                                                                      October 31,               October 31,
                                                               ----------------------------------------------------
                                                                  1999         1998         1999         1998
                                                                  -----        -----        -----        -----
          Net sales                                               100.0%       100.0%       100.0%       100.0%
          Cost of sales                                            44.8         69.9         48.5         55.3
                                                                  -----        -----        -----        -----
          Gross profit                                             55.2         30.1         51.5         44.7
                                                                  -----        -----        -----        -----
          Operating expenses:
            Selling and marketing                                  21.7         33.3         22.4         26.9
            Engineering, research and development                  13.3         22.1         11.3         19.2
            General and administrative                             10.5         24.9         10.5         18.0
                                                                  -----        -----        -----        -----
          Total operating expenses                                 45.5         80.3         44.2         64.1
                                                                  -----        -----        -----        -----

          Operating income (loss) from continuing operations        9.7        (50.2)         7.3        (19.4)

          Interest expense                                          0.7          6.5          2.0          4.0
                                                                  -----        -----        -----        -----

          Income (loss) from continuing operations before
          income taxes                                              9.0        (56.7)         5.3        (23.4)

          Income taxes                                               -            -            -            -

          Income (loss) from continuing operations                  9.0%       (56.7)%        5.3%       (23.4)%
                                                                  -----        -----        -----        -----

          Three Months Ended October 31, 1999

          Net sales. Net sales increased to $10.1 million for the three months ended October 31, 1999 from $3.0 million for the three months ended October 31, 1998, representing an increase of 235%. The increase in net sales was due primarily to an increase in OEM customers to which the Company shipped product from 18 for the three months ended October 31, 1998 to 30 for the three months ended October 31, 1999. Furthermore, the increase is attributable to increased sales to existing OEM imaging customers and a significant order from a new imaging customer related to increased demand for its product as a result of Year 2000 remediation. International sales accounted for 64% of sales for the three months ended October 31, 1999 compared to 58% of sales for the three months ended October 31, 1998. Backlog for the Company's product and services was approximately $7.3 million and $4.8 million at October 31, 1999 and 1998, respectively.

          Cost of sales; gross profit. Costs of goods sold consists principally of the cost of raw material components and subcontract labor assembly from outside manufacturers and suppliers. Gross profit increased to $5.6 million, or 55.2% of net sales, for the three months ended October 31, 1999 from $913,000, or 30.1% of net sales, for the three months ended October 31, 1998, representing an increase of 513%. The increase in gross margin percent for the three months ended October 31, 1999 from the prior year period was due primarily to material and subcontract labor cost reductions and the increased sales volume, in addition to non-recurring inventory charges recorded in the three month period ended October 31, 1998.

          Selling and marketing expenses. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows and travel expense. Selling and marketing expenses increased from $1 million, or 33.3% of net sales, for the three months ended October 31, 1998 to $2.2 million, or 21.7% of net sales, for the three months ended October 31, 1999, representing an increase of 119%. The increase was the result of expenses incurred due to increased sales volume, such as sales commissions and additional headcount expenses, including recruiting costs. The increase is also due to costs associated with the opening of a European sales office, and increased level of general selling and marketing activities including greater participation in trade shows and costs associated with internet and web activities.

          Engineering, research and development. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities. Engineering, research and development expenses increased to $1.4 million, or 13.3% of net sales, for the three months ended October 31, 1999 from $669,000, or 22.1% of net sales, for the three months ended October 31, 1998, representing an increase of 102%. This increase was due to increased expenditures associated with the development of the Company's NET+ Works family of products, including expenses related to increased headcount.

          General and administrative expenses. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and reserves for accounts receivable allowances. General and administrative expenses increased to $1.1million, or 10.5% of net sales, for the three months ended October 31, 1999 from $756,000, or 24.9% of net sales, for the three months ended October 31, 1998, an increase of 41%. The increase in these expenses is due primarily to costs associated with a newly formed MIS group as well as expenses resulting from increased sales and headcount and certain new and increased costs associated with becoming a public entity, including investor relations, insurance, and legal expenses.

          Interest expense. Interest expense includes interest on borrowings against its line of credit and interest charged on amounts due to Osicom. Interest expense decreased to $68,000, or 0.7% of net sales, for the three months ended October 31, 1999 from $198,000, or 6.5% of net sales, for the three months ended October, 31, 1998, a decrease of 66%. The decrease is due to a decrease in borrowing from the line of credit and a significant repayment of amounts due Osicom, both a result of the proceeds raised by the sale of the Company's stock in conjuntion with its initial public offering on September 15, 1999. The line of credit balance was $640,000 at October 31, 1999 compared to $2.2 million at October 31, 1998 and the net amount due Osicom was approximately $300,000 at October 31, 1999 compared to $3.6 million at October 31, 1998.

          Provision for income taxes. There was no net provision for income taxes for the three months ended October 31, 1998 because of the Company's net loss position. The provision for the three months ended October 31, 1999 was offset by available net operating loss carryforwards.

          Nine Months Ended October 31, 1999

          Net sales. Net sales increased to $23.5 million for the nine months ended October 31, 1999 from $8.4million for the nine months ended October 31, 1998, representing an increase of 179%. The increase in net sales was due primarily to an increase in OEM customers to which the Company shipped, increased sales to existing OEM imaging customers and a significant order from a new imaging customer related to increased demand for its product as a result of Year 2000 remediation. International sales accounted for 60% of sales for the nine months ended October 31, 1999 compared to 47% of sales for the nine months ended October 31, 1998.

          Cost of sales; gross profit. Gross profit increased to $12.1 million, or 51.5% of net sales, for the nine months ended October 31, 1999 from $3.8 million, or 44.7% of net sales, for the nine months ended October 31, 1998, an increase of 221%. The increase in gross margin percent for the nine months ended October 31, 1999 from the prior year period was due primarily to material and subcontract labor cost reductions and the increased sales volume. The margin for the 1998 period was also adversely effected by costs resulting from the late delivery of the NET+ ARM chip from a vendor.

          Selling and marketing expenses. Selling and marketing expenses increased to $5.3 million, or 22.4% of net sales, for the nine months ended October 31, 1999 from $2.3 million, or 26.9% of net sales, for the nine months ended October 31, 1998, an increase of 133%. The increase was the result of additional sales commissions due to increased sales volume, increased marketing costs associated with the introduction of the NET+ Works family of product and the addition of two senior marketing employees, and increased level of general selling and marketing activities, including greater participation in trade shows and costs associated with internet and web marketing activities.

          Engineering, research and development. Engineering, research and development expenses increased to $2.7 million, or 11.3% of net sales, for the nine months ended October 31, 1999 from $1.6 million, or 19.2% of net sales, for the nine months ended October 31, 1998, an increase of 64%. This increase was due to increased expenditures associated with the development of the Company's NET+ Works family of products, including expenses related to increased headcount.

          General and administrative expenses. General and administrative expenses increased to $2.5 million, or 10.5% of net sales, for the nine months ended October 31, 1999 from $1.5 million, or 18.0% of net sales, for the nine months ended October 31, 1998, an increase of 63%. The increase in these expenses is due primarily to costs associated with a newly formed MIS group as well as expenses resulting from increased sales and headcount and certain new and increased costs associated with becoming a public entity, including investor relations, insurance, and legal expenses.

          Interest expense. Interest expense increased to $481,000, or 2% of net sales, for the nine months ended October 31, 1999 from $335,000, or 4% of net sales, for the nine months ended October 31, 1998, an increase of 44%. The increase in interest expense is attributable to greater average outstanding balances due on the Company's credit line and to Osicom during the nine months ended October 31, 1999 compared to the same period in 1998.

          Provision for income taxes. There was no net provision for income taxes for the nine months ended October 31, 1998 because of the Company's net loss position. The provision for the nine months ended October 31, 1999 was offset by available net operating loss carryforwards.

          Liquidity and Capital Resources

          Prior to the Company's public offering in September, 1999, the Company financed its operations through advances from Osicom and borrowings under its short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22 million as a result of the initial public offering and sale of its stock. At October 31, 1999, the Company had working capital of $20 million and cash and cash equivalents of $20 million. Cash and cash equivalents were $583,000 at January 31, 1999.

          The Company's operating activities provided cash of $5.5 million during the nine months ended October 31, 1999 due primarily to net income of $1.2 million, a decrease in accounts receivable of $1.3 million and an increase in other liabilities of $1.9 million.

          In order to support the Company's anticipated growth, the Company expects that its sales and marketing expenses, engineering, research and development expenses and general and administrative expenses each will increase in the fiscal year ending January 31, 2000 and thereafter compared to the amounts of such expenses in the fiscal year ending January 31, 1999. There can be no assurance that the Company's available cash and cash flow from operations will be sufficient to fund such additional expenses.

          The Company's investing activities used $1.1 million of cash during the nine months ended October 31, 1999. The cash used in the nine month period ended October 31, 1999 of $1.1 million related mainly to the purchase of property and equipment of $908,000 to support the Company's expanding operations and $668,000 of capitalized software development costs, offset in part by a decrease in other assets of $480,000.

          Cash provided by financing activities was $15 million for the nine months ended October 31, 1999, primarily from net proceeds from the sale of the Company's stock of $22 million, offset by repayments of borrowings under the Company's short-term bank line of credit and advances from Osicom.

          As of October 31, 1999, the balance due to Osicom from loans was approximately $3.3 million, offset by a receivable due to the Company from Osicom of $3.0 million. The Company repaid the loan to Osicom subsequent to October 31, 1999. The Company's short-term debt is in the form of a credit facility provided by Coast Business Credit. Coast Business Credit is a division of Southern Pacific Bank and provides asset based lending services. The Company's credit facility is for $5.0 million, of which approximately $4.4 million was unused at October 31, 1999, and is collateralized by accounts receivable, inventory and equipment and a guarantee by Osicom. The loan bears interest at 2.5% over the bank's prime rate, but not less than 8.0%, and expires on February 1, 2001.

          The Company anticipates that its available cash resources will be sufficient to meet its presently anticipated capital requirements through at least the next 12 months. Nonetheless, the Company may elect to sell additional equity securities, subject to the provisions of the Company's 365-day "lock up" agreement with the underwriters, or to obtain additional credit. The Company's future capital requirements may vary materially from those now planned. To the extent that the funds currently available are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financing or borrowings. No assurance can be given that the additional financing will be available or that, if available, such financing can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available to satisfy short or long term capital requirements, the Company may be required to limit its operations significantly.

          Factors That May Affect Future Results

          The Company's quarterly and annual operating results have in the past and may in the future fluctuate substantially from quarter to quarter and from year to year. This may result from any one or a combination of factors, many of which are beyond the Company's control. These factors include, among others: the growth rate of markets into which the Company sells its products; market acceptance and demand for the Company's products and those of the Company's customers; unanticipated delays or problems in the introduction of the Company's products; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; new product announcements or product introductions by the Company and the Company's competitors; availability and cost of manufacturing sources for the Company's products; changes in the mix of sales to OEMs and sales representatives; incorrect forecasting of future revenues; the volume of orders that are received and can be filled in a quarter; the rescheduling or cancellation of orders by customers; costs associated with protecting the Company's intellectual property; changes in product mix; changes in product cost and pricing by the Company or its competitors; and changes in currency exchange rates. Any one or more of these factors could result in fluctuations in future operating results.

          Because a significant portion of the Company's business has been and is expected to continue to be derived from large orders placed by a limited number of large customers, variations in the timing of such orders can cause significant fluctuations in the Company's operating results. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements. The Company's expenditures for research and development, sales and marketing and general and administrative functions are based in part on future revenue projections. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues, which may have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be required to reduce prices in response to competitive pressure or other factors or increase spending to pursue new market opportunities. Any decline in average selling prices of a particular product which is not offset by a reduction in product cost or by sales of other products with higher gross margins would decrease the Company's overall gross profit and adversely affect the Company's business, results of operations and financial condition.

          The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve it sales objectives, the Company is dependent upon obtaining orders during each quarter for shipment that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and certain customers can cancel orders, within specified time frames, typically 30 days or more prior to the scheduled shipment date pursuant to the Company's policy, without specific penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major products or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. These reductions, in turn, have caused and could cause fluctuations in the Company's operating results, which could have a material adverse effect on the Company's business, results of operations and financial condition in periods in which the inventory is reduced.

          Delays or lost sales have been and could be caused by other factors beyond the Company's control, including late deliveries by vendors of components, changes in implementation priorities or slower than anticipated growth in the market for networking solutions for embedded systems. Operating results in the past have also been adversely affected by delays in receipt of significant purchase orders from customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. In general, the timing and magnitude of the Company's revenues are highly dependent upon its achievement of design wins, the timing and success of its OEMs development cycles, and its OEMs' product sales. Any of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

          As a result of the factors listed above and other factors, investors in the Company should not rely solely upon period-to-period comparisons of its operating results as an indication of future performance. It is likely that in some future period the Company's operating results or business outlook will be below the expectations of securities analysts or investors, which could result in a significant reduction in the market price of the shares of common stock.

          Year 2000 Compliance

          Many currently installed computer systems, software products and other control devices are coded to accept only two digit entries in the date code fields, and will need to accept four digit entries to distinguish dates after December 31, 1999 from prior dates. As a result, many companies' computer systems, software products and control devices may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company relies on its systems, applications and control devices in operating and monitoring all major aspects of its business. The Company believes its products are Year 2000 compliant. With respect to its own systems, the Company relies on the representations of its primary software vendors that their products are Year 2000 compliant. Based in part on these representations, the Company believes its other systems, software and devices are also Year 2000 compliant. Any noncompliance of the Company's systems, software, and devices could severely disrupt the Company's operations and have a material adverse effect on its business, results of operations and financial condition.

          The Company also relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental entities, both domestic and international. None of these systems are under the control of the Company. Consequently, the Company could be affected by disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 compliant. Certain of the Company's customers have requested information from the Company concerning its exposure to Year 2000 problems, the steps it has taken to resolve any Year 2000 problems and what level of management attention is being focused on the issue. Similarly, the Company has begun to send inquiries to certain of its suppliers requesting substantially the same information from them. The Company has received representations from certain of its suppliers, including some of its sole source suppliers, as to the Year 2000 compliance of their systems and products. The Company has not assessed Year 2000 compliance of its customers. If the Company's customers encounter Year 2000 problems that prevent their products from functioning properly, these customers may be forced to devote significant resources to fixing these problems and may reduce or suspend the manufacture of new products to be networked during such time. As a result, the Company's sales of its products to these customers could be materially and adversely affected. In addition, if the Company's suppliers, particularly its sole-source suppliers, are unable to manufacture or deliver supplies to the Company as a result of Year 2000 problems, the Company's ability to manufacture and sell its product would be materially and adversely affected. The company does not currently have in place any contingency plans for its operations if Year 2000 issues are not resolved in time or go undetected. The incomplete or untimely resolution of any of these issues could have a material adverse effect on the Company's business, results of operations and financial condition.

          The Company has funded its efforts to address the Year 2000 issue from available cash and has not separately accounted for these costs in its financial statements. These costs have not been material. The Company expects to incur additional costs associated with Year 2000 compliance. Subject to the foregoing uncertainties, the Company does not expect those costs to be in excess of $100,000.

          Because the Company does not believe the risks of Year 2000 compliance are material, the Company does not plan to develop a contingency plan to address situations that may result if it is unable to achieve Year 2000 compliance for its critical operations. However, the Company is subject to external forces that may affect industry and commerce generally, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2. Changes in Securities and Use of Proceeds

     On September 15, 1999 the Company completed a public offering of its Common Stock $0.01 par value. The managing underwriters in the offering were CIBC World Markets and U.S. Bancorp Piper Jaffray (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on From S-1 (Reg. No. 333-62231) that was declared effective by the SEC on September 15, 1999. The offering commenced on September 15, 1999 after all 5,250,000 shares (of which 3,250,000 shares were offered by the Company and 2,000,000 were offered by the Company's former sole shareholder, Osicom Technologies, Inc.) of Common Stock registered under the Registration Statement were sold at a price of $7.00 per share. The aggregate price of the offering amount registered was $36,750,000. The Company did not receive any of the proceeds from the sale of shares being offered by Osicom. In connection with the offering, the Company and Osicom paid an aggregate of approximately $2.6 million in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions.

     SEC Registration fee                                 $15,000
     NASD filing fee                                        5,000
     Nasdaq National Market listing fee                    87,000
     Printing expenses                                    433,000
     Legal and accounting fees and expenses               481,000
     Other                                                314,000
                                                       ----------
     Total                                             $1,335,000
                                                       ----------

     All expenses incurred in connection with the offering were allocated between the Company and Osicom based on the ratio of total shares sold by each to the total number of shares sold. The Company received proceeds from the offering of approximately $22 million which were net of the

     Company's share of offering costs and included proceeds from the sale of 287,000 over-allotment shares sold by the Underwriters in connection with an over-allotment option granted by the Company and Osicom. As of October 31, 1999, the Company had used some of the proceeds from its public offering to repay a portion of its indebtedness to Osicom and amounts due to Coast Business Credit under its line of credit. The remainder of the net proceeds will be used for product development and marketing, capital expenditures, working capital and general corporate purposes. The Company may also use a portion of the net proceeds to expand its business through acquisition or to invest in complementary business or products. The Company does not currently have any acquisition or investment commitments. None of the Company's net proceeds were paid directly or indirectly to any director, officer or general partner of the Company, persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of the Company.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     a) Exhibits

        Exhibit Number        Description
        --------------        -----------
        27.1                  Financial Data Schedule

     b) Reports on 8-K

        None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETsilicon, Inc.
                                   -----------------------------------------------------
                                   (Registrant)

Date  December 14, 1999     By     Cornelius Peterson
      -----------------            -----------------------------------------------------
                                   (Cornelius Peterson, Chief Executive Officer,
                                    President)

Date  December 14, 1999     By     Daniel J. Sullivan
      -----------------            -----------------------------------------------------
                                   (Daniel J. Sullivan, Vice President, Finance, Chief
                                    Financial Officer)
