Form 10-K
period 2000-01-31
NETSILICON INC
filed 2000-05-01
CIK 1068885

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 (MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER: 0-21177

                                NETsilicon, Inc.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                 04-2826579
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

   411 WAVERLEY OAKS ROAD, BLDG. 227
             WALTHAM, MA                                   02452
(Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 647-1234

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of the registrant at April 25, 2000 was approximately $233,746,800 based upon $17.30 per share, the last reported sale price of the Common Stock on the Nasdaq National Market on that date.

    The number of shares of the registrant's Common Stock outstanding as of April 25, 2000: 6,098,375 shares of voting common stock and 7,500,000 shares of non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this report.
================================================================================

                                NETSILICON, INC.

                                    CONTENTS


PART I:                                                                                           Page
Item 1           Business                                                                           2
Item 2           Properties                                                                        19
Item 3           Legal Proceedings                                                                 19
Item 4           Submission of Matters to a Vote of Security Holders                               19

PART II:
Item 5           Market for the Registrant's Common Stock and Related Shareholder Matters          20
Item 6           Selected Financial Data                                                           20
Item 7           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        21
Item 7a          Quantitative and Qualitative Disclosures About Market Risk                        27
Item 8           Financial Statements and Supplementary Data                                       27
Item 9           Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                        27

PART III:
Item 10          Directors and Executive Officers of the Registrant                                28
Item 11          Executive Compensation                                                            28
Item 12          Security Ownership of Certain Beneficial Owners and Management                    28
Item 13          Certain Relationships and Related Transactions                                    28

PART IV:
Item 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K                   28

                                     PART I

ITEM 1.  BUSINESS:

COMPANY OVERVIEW

         We develop and market semiconductor devices and software designed to meet the networking requirements of embedded systems. Our products provide embedded systems with the ability to communicate over standards-based local-area networks, or LANs, and the Internet, enabling the development of new embedded systems applications. We believe we offer the first comprehensive solutions that, in conjunction with a physical interface and memory, encompass all of the hardware and software necessary to allow electronic devices incorporating embedded systems to communicate with other devices. Our products are contained in a broad array of imaging products, including printers, scanners, fax machines, copiers and multi-function peripherals manufactured by over 20 manufacturers, including Minolta, NEC, Ricoh, Sharp and Xerox. Our products are also in various stages of incorporation into the design of products in additional embedded systems markets, such as industrial automation equipment, communications devices, data acquisition and test equipment, Internet devices and utility monitoring equipment.

         We were incorporated in Massachusetts in April, 1984 under the name of Digital Products, Inc. In September 1996, Osicom Technologies, Inc. ("Osicom") acquired sole ownership of the Company through a merger with a newly-formed corporation in exchange for Osicom common stock in a transaction accounted for as a pooling of interest. On September 15, 1999, we completed an initial public offering of our common stock.

INDUSTRY BACKGROUND

         An embedded system is a computer that is part of a larger electronic system and responds to external events by performing specific tasks quickly, predictably and reliably. Some examples of products with embedded computers are:

         - office products such as fax machines, laser printers and photocopiers;

         - industrial automation equipment such as robots and process control equipment;

         - building control equipment such as elevator and environmental control systems;

         -    consumer products such as camcorders and video games;

         -    medical instrumentation and imaging systems;

         -    vending machines and automated teller machines; and

         -    vehicle anti-lock brakes and navigation systems.


         Many electronic systems incorporating embedded systems run automatically. They do not require an operator's constant presence and can be candidates for network connectivity. Connection to a network affords the operators of these devices the convenience of controlling or monitoring them remotely. Device networking can be as simple as a home security company receiving a message that a door in a subscriber's house is open, or as complex as the control of a multi-step chemical process in a refinery. A small portion of embedded systems are currently connected to a network, despite the many benefits of networking, due to the high historic cost of developing network connectivity solutions for these systems.

         The first extensive networking of devices arose from the connection of personal computers, or PCs, in business environments across LANs and wide-area networks, or WANs, and in home and mobile environments across the Internet. As network connectivity for PCs became more prevalent, so too did the networking of the imaging devices that printed out, scanned in, faxed and copied the documents created by those PCs. The primary motivation for networking imaging devices was cost. A single networked printer could serve an entire office whereas, without networking, the same office would need a printer for every work station. Network connectivity for imaging devices was facilitated by the emergence of networking standards such as Ethernet and the Internet protocol, or IP. Imaging device networking solutions, like those manufactured and sold by the us, incorporated those common transmission protocols.

         In markets other than imaging, embedded systems manufacturers have based their network connectivity upon unique or proprietary communication protocols. Creating and upgrading networks based on these proprietary protocols generally has been costly and time consuming for these manufacturers. In addition, these proprietary networks generally have been restrictive for end users because they have been unable to gain the benefits of new, standards-based add-on products and software. These systems, because they are so difficult to upgrade with standards-based products and software, often lose their effectiveness and become out of date.

         With the broad acceptance of common networking protocols, such as IP and Ethernet, embedded systems developers have increasingly attempted to incorporate standards-based networking into their products. This networking has integrated multiple hardware and software sub-systems commercially available from third-party vendors, each of which provide a part of the total solution. Adding networking functionality with components from multiple sources requires the engineering and integration of components, including:

         -    a microprocessor;

         -    an Ethernet chip;

         -    a direct memory access, or DMA, controller;

         -    a memory controller;

         -    a Web server;

         -    a Hypertext Transfer Protocol, or HTTP, server;

         -    a real-time operating system, or RTOS; and

         -    software drivers.

         These components must be compatible to promote full networking functionality. Thus, while multi-sourced networking is, in some ways, superior to proprietary solutions, developers of multi-sourced networking functionality must hire dedicated network engineering teams, endure lengthy development and integration cycles and incur substantial technology enhancement and maintenance costs. As an alternative to a multi-sourced approach, developers have designed standards-based networking designs in which the embedded system or systems to be networked are connected to an off-the-shelf, microprocessor-based board. Such designs are expensive, physically large and impractical for many users.

         We believe that historically there have not been cost-effective and practical alternatives for networking embedded systems. Consequently, end users of most non-imaging devices have not been able to connect them to networks. Where developers have added network connectivity to their devices, they have sacrificed time, effort and expense to create proprietary solutions assembled from numerous and distinct vendors or board-based designs. As a result, end users have purchased systems which were either not cost effective or contained generally rudimentary network connectivity that they could not easily upgrade.

THE NETsilicon SOLUTION

         We develop and market semiconductor devices and software designed to meet the networking requirements of embedded systems. We deliver standards-based networking products for embedded systems comprised of our proprietary NET+Works semiconductors and software. We also provide embedded systems developers with software development licenses and application engineering services to enable them to design products incorporating NET+Works technology. We design our products to enable our customers to reduce the cost and improve the time to market for their devices that incorporate networking functionality. We have 15 years of experience providing networking connectivity for a wide array of electronic devices.

         We believe that our products offer embedded systems developers a compelling solution because the products are:

         - Standards-Based. Our products incorporate existing LAN, WAN and Internet networking standards. The standards make it possible for electronic devices incorporating embedded systems to communicate with other standards-based equipment, enabling the free exchange of information, distributed processing and remote maintenance.

         - Comprehensive. We offer a comprehensive set of products that, in conjunction with a physical interface and memory, consolidates the hardware and software necessary to network electronic devices in a single solution. In addition, we offer embedded systems developers a package of development tools and application engineering services to further facilitate a shorter time-to-market for their network-ready products. Embedded systems developers that incorporate our products do not need to develop in-house networking expertise in order to offer advanced connectivity in their products. Furthermore, developers incorporating our products into their designs do not need to acquire networking hardware or software from multiple third-party vendors and perform the associated highly complex and lengthy integration and maintenance.

         - Scalable and Extensible. We based the NET+Works technology on a design platform that allows networking extensibility across a wide range of hardware platforms and performance levels. Our customers can achieve scalability through a design that allows us to offer pin-compatible semiconductor devices from 5 million instructions per second, or MIPS, to 40 MIPS performance levels. Consequently, developers can incorporate varying performance levels into their products without redesigning the hardware or reprogramming the software.

         - Proven. Since our inception, we have focused our efforts on enabling the connection of electronic devices to networks. Our technology embodies refinements and enhancements developed during our years of service to embedded systems developers. Our semiconductor devices are incorporated into a broad array of imaging products, including printers, scanners, fax machines, copiers and multi-function peripherals manufactured by over 20 manufacturers, including Minolta, NEC, Ricoh, Sharp and Xerox.

BUSINESS STRATEGY

         Our objective is to continue to expand our market position as a developer and supplier of networking products for embedded systems. Key elements of our strategy include the following:

         - Expanding Existing Customer Relationships in the Imaging Industry. Over 20 manufacturers in the imaging industry have incorporated our networking products. Our customers have designed our products into a broad array of imaging products, including printers, scanners, fax machines, copiers and multi-function peripherals. Manufacturers currently are commercially shipping over 50 imaging products incorporating our semiconductor devices. In addition, many of these manufacturers are in various stages of designing other products that will incorporate our NET+Works products. We seek to leverage our existing relationships with manufacturers by working closely with them to understand their evolving requirements and to meet them. In addition, we focus our efforts on obtaining design wins with those companies in the imaging industry that do not currently incorporate our semiconductor devices.

         - Identifying and Penetrating Additional Embedded Systems Markets. The overall addressable market for embedded networking systems is comprised of electronic devices in markets that each has its own combination of developers and end users. We target those embedded systems markets where we estimate that the demand for embedded networking has developed or will develop rapidly. For example, we have identified the industrial automation market as one in which manufacturers have demonstrated early demand for our networking products. Our ability to target multiple other markets results from the basic design of our semiconductor devices, specifically their suitability for incorporation into a very wide range of embedded systems with minimal additional research or product development expenses. We evaluate each new market opportunity based upon four criteria: significant potential sales of our products within three to five years; absence of a widely accepted network connectivity architecture; compatibility with our sales and marketing channels; and ease of adaptability to our existing technology.

         - Leveraging Emerging Technologies. We believe that by adopting new technological developments in our industry we will be better positioned to take advantage of new market opportunities. We expect to continue to invest in new technological developments, such as gaining acceptance of the Java programming language and the Linux operating system in our customers markets. We believe that these Linux- and Java-based products will allow our customers to leverage the many resources available for these platforms.

         - Developing Market-Specific Products and Features. We intend to bolster our competitive position within the markets we address by developing value-added versions and features for our products that we specifically tailor to the unique requirements of each market. We believe that this approach to product development increases the attractiveness of our NET+Works products over more generic, less function-rich alternatives.

         - Expanding and Developing Strategic Relationships. To facilitate our penetration of new embedded systems markets, and to strengthen our position in the imaging industry, we intend to leverage the capabilities and market presence of our customers and strategic partners. In June 1998, we joined with industrial automation companies to create the Industrial Automation Open Network Alliance. The alliance was founded to promote a standards-based approach to networking for industrial automation, and to focus on overcoming obstacles to its rapid adoption. The alliance now has over 28 and 75 members in the United States and Europe, respectively, and we believe that by taking a leading role in the growth of the alliance we will further establish our products in industrial automation markets. We have also established relationships with companies addressing both Linux and Java for embedded market applications to more rapidly address these technologies. In addition, we seek to establish relationships with developers that will be early adopters of networking technology because we anticipate that these developers will have significant influence in determining the network connectivity standards within that market. We plan to develop our products in conjunction with these early adopters, and to position our products as the networking products of choice for each embedded system market we choose to address.

PRODUCTS AND SERVICES

         Our technology solution is comprised of products and application engineering services. Our NET+Works products are semiconductor devices containing core microprocessors integrated with value-added software. Our products are sold as a complete system and include both the hardware and a license to use the full array of our software. We believe our NET+Works products, in conjunction with a physical interface and memory, provides all of the functionality needed to implement LAN and Internet connectivity. Furthermore, we believe our products are designed to allow our customers to develop their devices in significantly less time and at lower cost than some of the alternative approaches, without sacrificing system performance or increasing the amount of memory required.

  Hardware Products

         Our NET+Works products include our NET+ARM semiconductor device containing core microprocessors from ARM. Customers incorporate our semiconductor devices directly into their embedded systems or integrate them into a network interface card, or NIC. A complete design also requires a physical interface and memory. In our imaging markets, while many of our customers are integrating our NET+Works products into their controllers, the majority of our sales to imaging customers consists of NET+Works products contained in network interface controllers.

         Our NET+ARM semiconductor devices operate at speeds of 5, 12, 15 and 40 MIPS. We believe that the price at which our NET+ARM semiconductor devices are available to customers provides significant cost savings to currently available components with comparable functionality. The product's processing speed is enhanced by NET+DMA, an interface between the Ethernet MAC, or media access controller, and the main memory bank. We have filed a patent application for NET+DMA.

  Software

         Our NET+Works products include a suite of software integrated with the NET+ARM semiconductor device. The software includes:

         - NET+Drivers and RTOS. NET+Drivers and RTOS, or Real Time Operating System, components are the basic pieces that operate the hardware and software. We support two popular third-party commercial offerings: pSOS+ from Integrated Systems, Inc., or ISI, and VxWorks from Wind River. NETsilicon's drivers are fully integrated and supported by the RTOS and tools.

         - NET+Protocols. NET+Protocols contain the open standard communications protocols such as the internet transmission protocols.

         - NET+Services. NET+Services add the necessary internet standard networking services for Web server, email, data transfer, installation and management services.

         - NET+APIs. NET+APIs provide the needed access to the RTOS and NET+Services for applications software engineers without having to attain networking engineering knowledge.

         An important component of our strategy is to leverage our NET+ARM semiconductor devices by adding application-specific software that is focused on the unique needs of vertical industry markets. Our first customized vertical-market application is a set of embedded networking products designed for imaging devices, such as printers, copiers, faxes, scanners and multifunction peripherals. This product uses the same core technology found in our NET+ARM semiconductor devices and adds NET+Applications software developed by us specifically for use in imaging devices. Our NET+Works products for the imaging market offer full networking operating system support, full print server applications and management capabilities. The management capabilities enable devices to report status messages, such as toner low or paper jam to network administrators via email cross a LAN, WAN or the Internet. It is available for installation directly on the controller board, eliminating the need for a separate NIC.

         For our imaging customers, we also offer software to enable connection and communication with embedded controllers over a variety of interface specifications. Our DPO interface specification is an open-architecture specification designed by us and licensed to controller designers and imaging device manufacturers. The DPO interface can function with networks comprised of multiple protocols and operating systems, including Novell NetWare, AppleTalk, UNIX, IP and Windows NT. In addition, the DPO interface meets the networking functionality standard established by Hewlett-Packard, enabling our customer to offer similar networking functionality to Hewlett-Packard. PSIO is an interface specification that we license from Peerless Systems Corp. so that our products can interface with controllers provided by Peerless. We also offer a PCI interface specification to simplify and reduce the cost of PCI applications.

         We offer a software only version of our NET+Works products, called NET+Software, to our imaging customers. NET+Software offers the same functionality as the network interface card and embedded product. NET+Software has been designed to run on the controller's processor, thus saving cost. We provide a complete range of products by offering NET+Works as a network interface card, semiconductor device with software or as a software-only product.

         We are currently developing NET+Applications for the industrial automation market. Our first product offering to our industrial automation market is NET+FastIP. NET+FastIP is a software technology that allows NET+Works based products to significantly reduce the time required to process and execute commands over Ethernet networks. Reducing this time is one of the key factors in making Ethernet a viable alternative to proprietary industrial automation networking.

  Software Development Tools

         We sell our NET+ARM semiconductor devices to developers with a set of integrated NET+Utilities and tools for hardware and software development, many of which, we believe, are unique to us. These include our NET+Web, a Hypertext Markup Language, or HTML-to-C compiler which customers can use to automate the generation of HTML Web pages.

         We also provide customers with development boards, including schematics and computer-aided design, or CAD. These boards assist hardware and software application developers in debugging their product-specific applications they port to and develop on NET+ARM semiconductor devices. Developers also receive an embedded in-circuit emulator, or ICE, debugging tool to enable testing and evaluation of hardware and their software after it has been ported to NET+ARM semiconductor devices. Developers may, if desired, obtain cross-compilers, linkers and symbolic debuggers from the RTOS vendor. Full documentation provided to developers includes a guide to beginning the design cycle, hardware and software reference manuals, development board jumpers and a components guide.

         The development tools also include additional cost options such as ARM's development tools and ISI's pRISM+ or Wind River's Tornado open, graphical development environments. ISI's pRISM+ and Wind River's Tornado support embedded developers with tools that span the complete development process, from conception to development and through life cycle support.

         Before customers incorporate our semiconductor devices into the design of their product, they may purchase some sample semiconductor devices and the software. They use the samples to create custom application programming interfaces and other software components of the ultimate networking design of their embedded systems.

  Application Engineering Services

         We believe our customers place significant emphasis on full product support. Therefore, we provide design support for the first six months of the customer's design cycle. Additionally, we provide full technical support for all hardware, software and embedded products for the first 12 months after product shipment. Our support and training services include:

         - Consulting. Our field application engineering staff provides development process consulting services that range from answering questions to assisting in problem solving and performing design reviews of customer products.

         - On-going Technical Support. Post-integration support typically includes beta test period support and assistance to the customer's support specialists.

         - Product Updates. We provide product updates on all releases of NET+Works products to developers initially under warranty and subsequently on an optional service and maintenance contract basis.

         - Training. We provide hands-on training sessions during which we teach developers to install both our hardware and software products, set up and configure all network operating systems and protocols, and understand Ethernet topology. For our imaging customers, we also provide some training of their support staff.

         - Joint Marketing Assistance. We make joint sales calls with our imaging customers and authorized developers, provide marketing materials, participate in the organization of press releases and tours, and create Web links to customer product pages.

         - Project Management. We provide our imaging customers with assistance in interface specifications analysis, lead time planning, delivery scheduling, and product cycle planning.

         - Product Integration Support. We provide our imaging customers with product testing and support during the customer's process of integrating our technology into their products.

         We receive revenue from our application engineering services for which a customer may contract separately. We believe that such revenues are immaterial to our overall financial results of operations.

PRODUCT DEVELOPMENT

         Our success depends upon our ability to enhance our products, and develop and introduce new products to meet changing customer needs on a timely basis. We focus our hardware development efforts on improving the performance of our products, simplifying the integration process for our products and introducing new products with a variety of speeds, capabilities and price points. We focus our software development efforts on addressing industry needs, developing industry-specific applications and integrating additional operating systems and protocols into our products.

         We have made, and expect to continue to make, substantial investments in product development. In particular, we are beginning to invest significant resources to the development of products supporting the Linux operating system and Java programming language. For the fiscal years ended January 31, 2000, 1999 and 1998, our engineering, research and development expenses were approximately $3.5 million, $2.2 million and $1.5 million, respectively or 10.9%, 16.1% and 18.7% of net sales, respectively. As of January 31, 2000, we had 34 full-time employees who have substantial networking and software driver development experience engaged in research and development activities.

SALES AND MARKETING

         We market and sell our products to embedded systems developers through a combination of
                  -        our direct sales and marketing staff;
                  -        strategic partner relationships and alliances;
                  -        manufacturers representatives; and
                  -        authorized developers.

  Direct Sales and Marketing

         As of January 31, 2000, we employed a total of 44 employees in our direct sales and marketing efforts. We manage most of our sales efforts from our headquarters in Waltham, Massachusetts and a sales office in Germany. Our direct sales staff solicits prospective customers in North America, provides technical advice and support with respect to our products, and works closely with our partners, representatives and developers worldwide to secure new customer design wins and provide support during their development of new products. The direct sales and marketing staff participates in select industry trade shows and conferences to promote our products and to generate new business leads.

         We design our marketing programs to build awareness of NETsilicon and NET+Works, and to generate new sales leads. Our primary marketing activities include advertising, direct mail, customer communications, trade show participation, and press, media and industry analyst relations.

  Partnership Relationships and Alliances

         We augment our direct sales efforts through various strategic marketing alliances. These include, in the imaging market, alliances with the makers of printer controllers, and in other markets, alliances with our vendors and suppliers, such as ARM, Atmel Corporation, Integrated Systems, Inc. and Wind River Systems, Inc. Our strategy for making sales to imaging manufacturers is to have our DPO interface specification incorporated into the controllers that those manufacturers purchase from controller designers. We encourage the use of our interface because every imaging device that uses a controller incorporating it will also use our networking connectivity products. The printer controller designers which have incorporated our DPO interface specification include Adobe Systems, Advanced HiTech, Destiny Technology, Imaging Technologies and Xionics Document Technologies.

         In June 1998, we joined with industrial automation companies to create the Industrial Automation Open Network Alliance. The alliance was founded to promote a standards-based approach to networking for industrial automation, and to focus on overcoming obstacles to its rapid adoption. The alliance now has over 28 and 75 members in the United States and Europe, respectively, and we believe that by taking a leading role in the growth of the alliance we will further establish our products in industrial automation markets. We have also established relationships with companies addressing both Linux and Java for embedded market applications to more rapidly address these technologies.

         We and our printer controller partners engage in joint marketing efforts, presenting their individual products as a fully compatible, comprehensive imaging and networking solution to imaging manufacturers.

  Manufacturers Representatives

         Manufacturers representatives act as local sales agents for us and work on a commission basis. As of January 31, 2000, there were 10 manufacturers representatives in North America, four in Europe and Israel, and two in Asia. Our direct sales staff supports and works closely with these representatives, who have extensive relationships with the current and potential customers in their territories.

  Authorized Developers

         We also market and sell our products in coordination with independent product development consulting firms. These firms have hardware and software engineering staffs ranging from five to 100 engineers. They consult with large manufacturers, recommending new products for development and offering their expertise to manufacturers during the design cycle of those products. Where network connectivity is contemplated for such products, we provide incentives to these developers to recommend our products by paying the developers a commission on our sales to manufacturers that result from these recommendations. As of January 31, 2000, we had approved 17 consulting firms as authorized developers of our products.

CUSTOMER PRODUCT CYCLE

         Our products are sold to manufacturers, which incorporate them into devices that are sold to end users. The timing and magnitude of our revenues are highly dependent upon our achievement of design wins, the timing and success of our customers' development cycles, and our customers' product sales.

         We initially target manufacturers that are developing embedded systems products and are seeking to incorporate networking capability into their products. Developers typically select core components, such as our semiconductor devices, early in the device design process. Before the selection of core components, developers typically purchase development tools and receive application engineering services from us to facilitate the integration of NET+Works products into their design. When we have received notification from a customer that they have selected our devices and software for incorporation into their final product, we achieve what is known as a design win. The revenue we receive from these qualification stage purchases is an immaterial portion of our total revenue. Once a customer selects the components it will use for our product, it generally does not substitute an alternative component, as the change typically requires significant cost or development time. Therefore, we are generally the sole supplier of networking technology throughout the life cycle of an embedded system once our products have been selected for inclusion in the product design. Even if we are successful in our efforts to market our products to manufacturers and achieve a design win, there can be no assurance that we will ever achieve revenue from the sale of products. Even if we do achieve revenues from the sales, there can be no assurance that the revenues will be sustainable.

         The length of the product development process can vary greatly among our customers, ranging from six to more than 24 months, with no certainty that any given design will result in a commercial product. When the customer's product development cycle nears successful completion, customers typically begin purchasing our products to supply their initial manufacturing efforts. Only upon the commencement of product shipment do we achieve significant revenues. Customers then typically purchase quantities of our products periodically to match their ongoing manufacturing needs, based on their demand requirements. Sales of our products are therefore dependent upon the sales of the customers' products into which customers have designed them.

         The following is a summary of our shipping customer activity over the prior eight quarters:

                                                      Three Months Ended
                                                      ------------------

                                 Apr. 30,   July 31,   Oct. 31,   Jan. 31,   Apr. 30,   July 31,   Oct. 31,   Jan. 31,
                                 1998       1998       1998       1999       1999       1999       1999       2000
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

        Shipping customers
        during the period(1):

        Imaging market              11         14         18         19         22         22         22         22

        Additional embedded
        systems markets             --         --         --          1          5          8          8         21
                                    --         --         --         --         --         --         --         --

        Total                       11         14         18         20         27         30         30         43
                                    ==         ==         ==         ==         ==         ==         ==         ==


---------------------

(1) Represents the number of customers to which we shipped products during the period indicated.

IMAGING CUSTOMERS

         We sell our products for incorporation into manufacturers' devices. Representative customers from our 22 imaging manufacturers who incorporated our products into their devices include:

         Kyocera Communications     Ricoh Electronics
         Konica Business Systems    Sharp Electronics Corporation
         Minolta Corporation        Xerox Corporation
         NEC Corporation

         Our 22 imaging customers have designed our products into 50 imaging products available for sale as of January 31, 2000. 95% of our net sales for the fiscal year ended January 31, 2000, 95% of net sales for the fiscal year ended January 31, 1999, and all of our net sales for the fiscal year ended January 31, 1998, were derived from the imaging device market. Sales to Ricoh, Dimatech and Minolta each represented greater than 10% of our net sales for the fiscal year ended January 31, 2000.

MANUFACTURING

         We do not maintain our own manufacturing capabilities for our semiconductor devices, but rely on third parties to provide foundry capabilities. We engage Atmel Corporation to manufacture the NET+ARM semiconductor device. Shipments of the semiconductor device are first delivered to us, where we perform quality assurance testing. We purchase tested, packaged chips from Atmel. We do not have a written agreement with Atmel regarding production, relying instead upon standard purchase orders. We have selected an additional manufacturer to supply new NET+ARM devices. Additionally, we obtain price quotes from possible second sources for semiconductor devices in order to ensure that we are receiving competitive price terms from our current manufacturer.

         We contract with domestic qualified assemblers and with Uni-Precision Industrial, Ltd., a Hong Kong-based subsidiary of Osicom, to assemble printed circuit boards for our NICs. We perform some final assembly of printed circuit boards and, for quality assurance purposes, randomly test boards assembled by third parties. We believe that the terms of our arrangement with Uni-Precision are comparable with those we could receive from an unrelated third party providing the same services and are more favorable than we receive from our domestic assemblers. We have no obligation to use the services of Uni-Precision. We have qualified an additional supplier of printed circuit boards to ensure the availability of our NICs.

         As of January 31, 2000, we had 33 full-time employees in Waltham, Massachusetts performing manufacturing-related activities, including purchasing, final assembly, testing, quality assurance, packaging and shipping.

PRODUCT BACKLOG

         Our business is characterized by short-term shipment schedules. Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve our sales objectives, we are dependent upon obtaining orders during each quarter for shipment that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules. Non-imaging customers can cancel orders within specified time frames, typically 30 days or more prior to the scheduled shipment date under our policies, without significant penalty. In the past, our customers have built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major products, or for other reasons. Decisions by these customers to reduce their inventory levels have led, and in the future could lead, to reductions in purchases from us. These reductions, in turn, have caused and could cause fluctuations in our operating results, which could have a material adverse effect on our business, results of operations and financial condition in periods in which the inventory is reduced.

         As of January 31, 2000, our backlog was approximately $6.0 million, as compared to $7.8 million as of January 31, 1999. We include all firm purchase orders scheduled for delivery within the subsequent 12 months in our backlog. We anticipate that we will ship all of our backlog to customers within the next 12 months.

COMPETITION

         The markets in which we operate are intensely competitive, and characterized by rapidly changing technology, evolving industry standards, declining average selling prices and frequent new product introductions. A number of companies offer products that compete with one or more elements of our solution. We believe that the competitive factors affecting the market for our products include:

         -    product performance, price and quality;
         -    product functionality and features;
         -    the availability of products for existing and future platforms;
         - the ease of integration with other hardware and software components of the customer's products; and
         - the quality of support services, product documentation and training.

         The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive factors we face will not have a material adverse effect on us.

INTELLECTUAL PROPERTY, TRADEMARKS AND PROPRIETARY RIGHTS

         Our ability to compete is dependent in part on our proprietary rights and technology. We have no patents and rely primarily on a combination of copyright, trademark laws, trade secrets, confidentiality procedures and contract provisions to protect our proprietary rights. We generally enter into confidentiality agreements with our employees, and sometimes with our customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps we take in this regard will be adequate to prevent the misappropriation of our technology. While we have filed two patent applications and plan to file various additional applications, such applications may be denied. Any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to ours. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. Our failure to protect our proprietary rights adequately could have a material adverse effect on our business, results of operations and financial condition.

         Under our intercompany agreement with Osicom, we granted Osicom co-ownership rights to certain of our existing intellectual property in connection with our transfer of our stand-alone print server line of business to Osicom. Osicom's rights to such intellectual property are limited to use in products manufactured by Osicom related to the stand-alone print server line of business.

         We also rely on certain software that we license from third parties, including software that we integrate with internally developed software and use in our products to perform important functions. Our material software license agreements are with:

         - Integrated Systems, Inc., which terminates only if we default under the agreement;
         - Novell, Inc., which is renewable annually at the option of both parties; and
         - Peerless Systems Corporation, which expires in 2004 subject to year-to-year renewals thereafter until terminated by either party.

         These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the licensors may not continue to support, maintain or enhance the software appropriately. The loss of licenses to use, or the inability of licensors to support, maintain and enhance any of such software, could result in increased costs, delays or reductions in product shipments until equivalent software is developed or licensed, if it can be, and integrated.

         We exclusively license the right to use the NET+ARM trademark from ARM Limited according to a royalty-free agreement expiring in 2008. We depend on ARM to enforce our rights to the trademark against third-party infringement. There can be no assurance that ARM will promptly and adequately enforce the rights, which could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

         As of January 31, 2000, we had 127 full-time employees, which included 67 engaged in product development and manufacturing-related duties and 44 in sales and marketing. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers, chip designers and sales and marketing personnel. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with employees are good.

RISK FACTORS

         You should carefully consider the following risks before investing in our common stock. These are not the only risks facing our company. Additional risks may also impair our business operations. If any of the following risks come to fruition, our business, results of operations or financial condition could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, and incorporated by reference, including our financial statements and the accompanying notes.

         This report contains certain "forward-looking statements" (statements that are not historical fact) based on our current expectations, assumptions, estimates and projections about our company and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of many factors, as more fully described in this section and elsewhere in this report.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAKE FUTURE OPERATING RESULTS AND PROFITABILITY DIFFICULT TO PREDICT.

         We incurred net losses from continuing operations for the fiscal years ended January 31, 1997, 1998 and 1999. At January 31, 2000, we had an accumulated deficit of $2.4 million. Although we were profitable in fiscal year 2000, there can be no assurance that we will be able to maintain profitability on a quarterly or annual basis in the future. In addition, revenue growth is not necessarily indicative of future operating results and there can be no assurance that we will be able to sustain revenue growth. We continue to invest significant financial resources in product development, marketing and sales, and a failure of such expenditures to result in significant increases in revenue could have a material adverse effect on us. Due to the limited history and undetermined market acceptance of our new products, the rapidly evolving nature of our business and markets, potential changes in product standards that significantly influence many of the markets for our products, the high level of competition in the industries in which we operate and the other factors described elsewhere in Risk Factors, there can be no assurance that our investment in these areas will result in increases in revenue or that any revenue growth that is achieved can be sustained. Our history of losses, coupled with the factors described below, make future operating results difficult to predict. We and our future prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that we will be profitable in any future period.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our net sales and operating results have in the past and may in the future fluctuate substantially from quarter to quarter and from year to year. These results have varied significantly due to a number of factors, including:

         - market acceptance of and demand for our products and those of our customers;

         - unanticipated delays or problems in the introduction of our products;

         -    the timing of large customer orders;

         -    the timing and success of our customers' development cycles;

         - our ability to introduce new products in accordance with customer design requirements and design cycles;

         - new product announcements or product introductions by us and our competitors;

         -    availability and cost of manufacturing sources for our products;

         - the volume of orders that are received and can be filled in a quarter;

         -    the rescheduling or cancellation of orders by customers;

         -    changes in product mix;

         -    timing of "design wins" with our customers and related revenue;
              and

         -    changes in currency exchange rates.

Our operating results could also be harmed by:

         -    the growth rate of markets into which we sell our products;

         - changes in the mix of sales to customers and sales representatives;

         -    costs associated with protecting our intellectual property; and

         -    changes in product costs and pricing by us and our competitors.


         We budget expenses based in part on future revenue projections. We may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues.

         Delays or lost sales have been and could be caused by other factors beyond our control, including late deliveries by vendors of components. In the three months ended October 31, 1998, we experienced delays in the delivery of our product from Atmel Corporation.

         As a result of these and other factors, investors should not rely solely upon period-to-period comparisons of our operating results as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of the shares of common stock.

OUR FAILURE TO INCREASE SALES TO EMBEDDED SYSTEMS MANUFACTURERS WILL ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         Our financial performance and future growth is dependent upon our ability to sell our products to embedded systems developers in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as the industrial automation equipment, data acquisition and test equipment, Internet devices and security equipment markets. A substantial portion of our recent development efforts have been directed toward the development of new products for markets that are new and rapidly evolving. There can be no assurance that

         - the additional embedded systems markets targeted by us for our products and services will develop;

         - developers within each market targeted by us will choose our products and services to meet their needs;

         - we will successfully develop products to meet the industry-specific requirements of developers in our targeted markets or that design wins will result in significant sales; or

         - developers in our targeted markets will gain market acceptance for their devices which incorporate our products.

         We have limited experience in designing our products to meet the requirements of developers in these industries. Moreover, our products and services have, to date, achieved limited acceptance in these industries.

WE ARE DEPENDENT ON THE IMAGING MARKET FOR A LARGE PORTION OF OUR REVENUES.

         The imaging market has historically accounted for substantially all of our revenues. In the fiscal years ended January 31, 2000, 1999 and 1998, 95%, 95% and 100%, respectively, of our revenues were generated from customers in the imaging market. Our success has been and continues to be dependent on the continued growth and success of the imaging market. Many of our customers face competition from larger, more established companies which may exert competitive or other pressures on them. Any decline in sales to the imaging market would have a material adverse effect on our business, results of operations and financial condition.

         The imaging market is characterized by declining prices of existing products. Therefore, continual improvements in manufacturing efficiencies and the introduction of new products and enhancements to existing products are required for us to maintain our gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, we may take certain pricing or marketing actions, such as price reductions or volume discounts. These actions could have a material adverse effect on us.

         A significant amount of our customers in the imaging market are headquartered in Japan. Our customers are subject to declines in their local economies, which have affected them from time to time in the past and may affect them in the future. The success of our customers affects their purchases from us.

OUR HIGHLY CONCENTRATED CUSTOMER BASE INCREASES THE POTENTIAL ADVERSE EFFECT ON US FROM THE LOSS OF ONE OR MORE CUSTOMERS.

         Our products have historically been sold into the imaging markets for use in products such as printers, scanners, fax machines, copiers and multi-function peripherals. This market is highly concentrated. Accordingly, our sales are derived from a limited number of customers, with the top five OEM customers accounting for 72% and 52% of total revenues for the fiscal years ended 2000 and 1999, respectively. In particular, sales to Ricoh, Dimatech and Minolta each accounted for 26%, 24% and 13% of total revenues, respectively, for the fiscal year ended January 31, 2000. Sales to Minolta, Kyocera and Konica accounted for 12%, 12% and 11% of total revenues, respectively, for the fiscal year ended January 31, 1999. We expect that a small number of customers will continue to account for a substantial portion of our total revenues for the foreseeable future. All of our sales are made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing our products at any time without penalty. The decision of any key customer to cease using our products or a material decline in the number of units purchased by a significant customer would have a material adverse effect on us.

THE LONG AND VARIABLE SALES CYCLE FOR OUR PRODUCTS MAKE IT MORE DIFFICULT FOR US TO PREDICT OUR OPERATING RESULTS AND MANAGE OUR BUSINESS.

         The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by potential customers, as well as delays frequently associated with customers' internal procedures to deploy new technologies within their products and to test and accept new technologies. For these and other reasons, the sales cycle associated with our products is typically lengthy, lasting nine months or longer, and is subject to a number of significant risks, including customers' internal acceptance reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of customer orders, if orders forecasted for a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could be materially adversely affected.

OUR RELATIVELY LOW LEVEL OF BACKLOG INCREASES THE POTENTIAL VARIABILITY OF OUR QUARTERLY OPERATING RESULTS.

         Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve our sales objectives, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically permit them to change delivery schedules. Non-imaging customers may cancel orders within specified time frames (typically 30 days or more prior to the scheduled shipment date under our policies) without significant penalty. Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major products or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in their purchases from us. These reductions, in turn, have caused and could cause adverse fluctuations in our operating results.

OUR DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND THE RAPID TECHNOLOGICAL CHANGE THAT CHARACTERIZES OUR INDUSTRY MAKE US SUSCEPTIBLE TO LOSS OF MARKET SHARE RESULTING FROM COMPETITORS' PRODUCT INTRODUCTIONS AND SIMILAR RISKS.

         The semiconductor and networking industries are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Any failure by us to modify our products to support new local-area network, or LAN, wide-area network, or WAN, and Internet technologies, or alternative technologies, or any failure to achieve widespread customer acceptance of such modified products could have a material adverse effect on us. In particular, we have dedicated significant resources to developing products based on the Linux operating system and on the Java programming language, and the failure of these products to achieve widespread acceptance could have a material adverse effect on us.

         We have in the past and may in the future experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. Failure by us, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on us. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer the purchase of existing Company products. Such deferment of purchases could have a material adverse effect on us.

OUR FAILURE TO EFFECTIVELY MANAGE PRODUCT TRANSITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         From time to time, we or our competitors may announce new products, capabilities or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to effectively manage transitions from older products could have a material adverse effect on our business, results of operations and financial condition.

OUR FAILURE TO COMPETE SUCCESSFULLY IN OUR HIGHLY COMPETITIVE MARKET COULD RESULT IN REDUCED PRICES AND LOSS OF MARKET SHARE.

         The markets in which we operate are intensely competitive and characterized by rapidly changing technology, evolving industry standards, declining average selling prices and frequent new product introductions. A number of companies offer products that compete with one or more elements of our products. We believe that the competitive factors affecting the market for our products include product performance, price and quality, product functionality and features, the availability of products for existing and future platforms, the ease of integration with other hardware and software components of the customer's products, and the quality of support services, product documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive factors faced by us will not have a material adverse effect on us.

         We primarily compete with the internal development departments of large manufacturing companies that have developed their own networking solutions, as well as established developers of embedded systems software and chips such as Axis Communications, Echelon, Emulex, Hitachi, Integrated Systems, Intel, Milan Technology, a division of Digi International, Motorola, Peerless Systems, Samsung and Wind River. In addition, we are aware of certain companies which have recently introduced products that address the markets targeted by us. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases than ours. In particular, established companies in the networking or semiconductor industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our sales. Increased competition may result in further price reductions, reduced gross margins and loss of market share.

WE DEPEND ON THIRD-PARTY SOFTWARE THAT WE USE UNDER LICENSES THAT MAY EXPIRE.

         We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Our material software license agreements are with Integrated Systems, which terminates only if we default under the agreement; with Novell, which is renewable annually at the option of both parties, and with Peerless Systems, which expires in 2004 and is subject to year-to-year renewals thereafter at the option of both parties. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

WE DEPEND ON MANUFACTURING, ASSEMBLING AND PRODUCT TESTING RELATIONSHIPS AND ON LIMITED SOURCE SUPPLIERS, AND ANY DISRUPTIONS IN THESE RELATIONSHIPS MAY CAUSE DAMAGE TO OUR CUSTOMER RELATIONSHIPS.

         We do not have our own semiconductor fabrication assembly or testing operations or contract manufacturing capabilities. Instead, we rely upon independent contractors to manufacture our components, subassemblies, systems and products. Currently, all of our semiconductor devices are being manufactured, assembled and tested by Atmel Corporation in the United States, and we expect that we will continue to rely upon Atmel to manufacture, assemble and test a significant portion of our semiconductor devices in the future. We experienced delays in the receipt of semiconductor devices from Atmel which adversely affected our operating results in the three months ended October 31, 1998. In addition, we recently experienced a delay in the introduction of one of our products due to a problem with Atmel's design tools. While we are in the process of qualifying other suppliers, any qualification and pre-production periods could be lengthy and may cause delays in providing products to customers in the event that the sole source supplier of the semiconductor devices fails to meet our requirements. For example, Atmel uses its manufacturing facilities for its own products as well as those it manufactures on a contract basis. There is no assurance that Atmel will have adequate capacity to meet the needs of its contract manufacturing customers. In addition, semiconductor manufacturers generally experience periodic constraints on their manufacturing capacity.

         We also rely upon limited-source suppliers for a number of other components used in our products. There can be no assurance that these independent contractors and suppliers will be able to meet our future requirements for manufactured products, components and subassemblies in a timely fashion. We generally purchase limited-source components under purchase orders and have no guaranteed supply arrangements with these suppliers. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Any extended interruption in the supply of any of the key components currently obtained from limited sources would disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

         Delays or lost sales have been and could be caused by other factors beyond our control, including late deliveries by vendors of components, changes in implementation priorities or slower than anticipated growth in the market for networking solutions for embedded systems. During the three months ended October 31, 1998, we experienced delays in the delivery of our product from Atmel Corporation. Such delays affected our ability to fill our orders to customers, negatively impacting our third quarter financial results. Operating results in the past have also been adversely affected by delays in receipt of significant purchase orders from customers. In addition, we have experienced delays as a result of the need to modify our products to comply with unique customer specifications. In general, the timing and magnitude of our revenues are highly dependent upon our achievement of design wins, the timing and success of our customers' development cycles, and our customers' product sales. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY MAY RESULT IN SUBSTANTIAL PERIOD-TO-PERIOD FLUCTUATIONS.

         Our semiconductor devices provide networking capabilities for embedded systems. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

         Our ability to compete depends in part on our proprietary rights and technology. We have no patents and rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contract provisions to protect our proprietary rights. We generally enter into confidentiality agreements with our employees, and sometimes with our customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent the misappropriation of our technology. While we have filed one patent application and plan to file various additional applications, such applications may be denied. Any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to ours. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. Our failure to adequately protect our proprietary rights could have a material adverse effect on our business, results of operations and financial condition.

         We exclusively license the right to use the NET+ARM trademark from ARM Limited according to a royalty-free agreement expiring in 2008. We depend on ARM to enforce its rights to the trademark against third-party infringement. There can be no assurance that ARM will promptly and adequately enforce these rights which could have a material adverse effect on our business, results of operations and financial condition.

WE COULD BECOME SUBJECT TO CLAIMS AND LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM US AND REQUIRE US TO INCUR SIGNIFICANT COSTS.

         The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Although we have not been notified that our products infringe any third-party intellectual property rights, there can be no assurance that we will not receive such notification in the future. Any litigation to determine the validity of third-party infringement claims, whether or not determined in our favor or settled by us, would at a minimum be costly and divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that any infringement claims by third parties or any claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect our business, results of operations or financial condition. In the event of an adverse ruling in any such matter, we would be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

         In the fiscal years ended January 31, 2000, 1999 and 1998, international sales constituted approximately 50%, 51% and 30% of our net sales, respectively, and approximately 77%, 46% and 31% of our domestic sales, respectively, were to customers headquartered in Asia. We believe that our future growth is dependent in part upon our ability to increase sales in international markets, and particularly to manufacturers located in Japan, which sell their products worldwide. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of certain countries in the Asia-Pacific region are experiencing considerable economic instability and downturns. Because our sales to date have been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of our products in non-US markets and make our products more expensive than competitors' products denominated in local currencies. In addition, an integral part of our business strategy is to form strategic alliances for the manufacture and distribution of our products with third parties, including foreign corporations. There can be no assurance that one or more of the factors described above will not have a material adverse effect on our business, results of operations and financial condition.

         We intend to expand our presence in Europe to address new markets. One change resulting from the formation of a European Economic and Monetary Union ("EMU") required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999. During the next three years, business in the EMU member states will be conducted in both the existing national currency such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. There can be no assurance that the conversion to the euro will not have a material adverse effect on our business, results of operations and financial condition.

IF WE LOSE KEY PERSONNEL IT COULD PREVENT US FROM EXECUTING OUR BUSINESS
STRATEGY.

         Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and our key technical personnel. We do not have employment contracts with any of our key personnel, with the exception of our Vice President, Industrial Automation, Embedded Markets Europe; Vice President, Finance, and Chief Financial Officer; and the Chairman, Chief Executive Officer and President, and we do not maintain any key-man life insurance policies. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy and have a material adverse effect on us.

ANY FAILURE TO COMPLY WITH SIGNIFICANT REGULATIONS AND EVOLVING INDUSTRY STANDARDS COULD DELAY INTRODUCTION OF OUR PRODUCTS, WHICH COULD HURT OUR BUSINESS.

         The market for our products is subject to a significant number of communications regulations and industry standards, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters' Laboratories. Some of our products may not comply with current industry standards, and this noncompliance must be addressed in the design of those products. Standards for networking are still evolving. As the standards evolve, we may be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction of our products, which could have a material adverse effect on our business, results of operations and financial condition.

ANY MATERIAL PRODUCT DEFECTS COULD RESULT IN LOSS OF MARKET SHARE, DELAY OF MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS OR LOSSES.

         Complex products such as those offered by us may contain undetected or unresolved defects when first introduced or as new versions are released. The occurrence of material errors in the future could, and the failure or inability to correct such errors would, result in the loss of market share, the delay or loss of market acceptance of our products, material warranty expense, diversion of engineering and other resources from our product development efforts, the loss of credibility with our customers or product recall. The use of our products for applications in devices that interact directly with the general public, where the failure of the embedded system could cause property damage or personal injury, could expose us to significant product liability claims. Although we have not experienced any product liability or economic loss claims to date, the sale and support of our products may entail the risk of such claims. Any of such occurrences could have a material adverse effect upon our business, results of operations and financial condition.

IF WE DO NOT SUCCESSFULLY MANAGE OUR GROWTH, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         We have limited internal infrastructure and any significant growth would place a substantial strain on our financial and management personnel and information systems and controls. Such growth would require us to implement new and enhance existing financial and management information systems and controls and add and train personnel to operate such systems effectively. Our intention to continue to pursue our growth strategy through efforts to increase sales of existing products and new products can be expected to place even greater pressure on our existing personnel and compound the need for increased personnel, expanded information systems, and additional financial and administrative control procedures. There can be no assurance that we will be able to successfully manage expanding operations. Our inability to manage our expanded operations effectively could have a material adverse effect on our business, results of operations and financial condition.

A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD BE SOLD INTO THE PUBLIC MARKET, WHICH COULD DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for our common stock and reported earnings per share and could make it more difficult for us to raise funds through equity offerings in the future.

         Subject to applicable federal and securities laws and the restrictions set forth below, Osicom may sell any and all of the shares of common stock beneficially owned by it or distribute any or all such shares of common stock to its stockholders. Sales or distributions by Osicom of substantial amounts of common stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the common stock. Osicom is not subject to any obligation to retain its shares in NETsilicon, except that in connection with our initial public offering, Osicom agreed not to sell or otherwise dispose of any shares of common stock for a period of 365 days after September 15, 1999, without the prior written consent of CIBC World Markets Corp. As a result, there can be no assurance concerning the period of time during which Osicom will maintain its beneficial ownership of our common stock. Moreover, there can be no assurance that, in any transfer by Osicom of a controlling interest in us, any holders of common stock will be able to participate in such transaction or will realize any premium with respect to their shares of common stock.

         At January 31, 2000, options to purchase an aggregate of 3,315,453 shares of our common stock were outstanding and held by approximately 136 persons. Of these options, 379,116 were exercisable as of January 31, 2000, with additional vesting to occur from time to time.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

         We intend to consider investments in complementary companies, products or technologies. While we have no current agreements to do so, we may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

         - issue stock that would dilute our current stockholders' percentage ownership;

         -    incur debt;

         -    assume liabilities;

         - incur amortization expenses related to goodwill and other intangible assets; or

         -    incur large and immediate write-offs.


OUR OPERATION OF ANY ACQUIRED BUSINESS WILL ALSO INVOLVE NUMEROUS RISKS,
INCLUDING:

         - problems combining the purchased operations, technologies or products;

         -    unanticipated costs;

         -    diversion of management's attention from our core business;

         - adverse effects on existing business relationships with suppliers and customers;

         - risks associated with entering markets in which we have no or limited prior experience; and

         - potential loss of key employees, particularly those of the purchased organizations.

         We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

BECAUSE THE NASDAQ NATIONAL MARKET IS LIKELY TO EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

         The market price of our shares is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including the following:

         - actual or anticipated variations in our quarterly operating results or those of our competitors;

         - announcements by us or our competitors of new products or technological innovations;

         -    introduction and adoption of new industry standards;

         - changes in financial estimates or recommendations by securities analysts;

         -    changes in the market valuations of our competitors;

         - announcements by us or our competitors of significant acquisitions or partnerships; and

         -    sales of our common stock.


         Many of these factors are beyond our control and may negatively impact the market price of our common stock, regardless of our performance. In addition, the stock market in general, and the market for technology companies in particular, has been highly volatile. Our common stock may not trade at the same levels of shares as that of other technology companies and shares of technology companies, in general, may not sustain their current market prices. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

         Provisions of our amended and restated certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 2.  PROPERTIES:

         We lease approximately 36,000 square feet of office space in Waltham, Massachusetts, and will lease an addition 8,500 square feet in June 2000, for our corporate headquarters. Activities at our Waltham headquarters include administration, sales, product development, assembly, test and support. Our lease provides for base rent of $34,175 per month through February 28, 2003. We believe that our current facilities are adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS:

         NETsilicon may become involved in various legal actions from time to time arising in the ordinary course of business. The Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of NETsilicon's security holders during the fourth quarter of the fiscal year ended January 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS:

         We effected our initial public offering on September 15, 1999 at a price of $7.00 per share. Since that date, our Common Stock has traded on the Nasdaq National Market under the symbol NSIL. The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock, all as reported by the Nasdaq National Market.

                           QUARTERLY STOCK MARKET DATA

                FISCAL 2000                Stock price range per share:
                                             High                 Low
                                             ----                 ---
               Quarter Ended:
               Oct. 31, 1999                $15.88              $ 9.38
               Jan. 31, 2000                $26.56              $11.81

         On January 31, 2000, there were approximately 15 shareholders of record. We believe that shares of our Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for at least an estimated 3,942 additional beneficial holders. The last reported sale price of the Common Stock on April 25, 2000 was $17.30 per share.

         We currently intend to retain all of our earnings to finance future growth and therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

       CHANGES IN SECURITIES AND USE OF PROCEEDS:

       On September 15, 1999 we completed a public offering of our Common Stock $0.01 par value. The managing underwriters in the offering were CIBC World Markets and U.S. Bancorp Piper Jaffray (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on From S-1 (Reg. No. 333-62231) that was declared effective by the SEC on September 15, 1999. The offering commenced on September 15, 1999 after all 5,250,000 shares (of which 3,250,000 shares were offered by us and 2,000,000 were offered by our former sole shareholder, Osicom Technologies, Inc.) of Common Stock registered under the Registration Statement were sold at a price of $7.00 per share. The aggregate price of the offering amount registered was $36,750,000. We did not receive any of the proceeds from the sale of shares being offered by Osicom. In connection with the offering, the Company and Osicom paid an aggregate of approximately $2.6 million in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions.

       SEC Registration fee                                             $15,000
       NASD filing fee                                                    5,000
       Nasdaq National Market listing fee                                87,000
       Printing expenses                                                433,000
       Legal and accounting fees and expenses                           481,000
       Other                                                            314,000
                                                                     ----------
       Total                                                         $1,335,000
                                                                     ==========

       All expenses incurred in connection with the offering were allocated between us and Osicom based on the ratio of total shares sold by each to the total number of shares sold. We received proceeds from the offering of approximately $22.2 million which were net of our share of offering costs and included proceeds from the sale of 287,000 over-allotment shares sold by the Underwriters in connection with an over-allotment option that we granted. As of January 31, 2000, we had used $2.7 million and $1.95 million of the proceeds from our public offering to repay amounts due to Coast Business Credit under our line of credit and our indebtedness to Osicom, respectively. In addition, we have used the net proceeds to invest in short-term, interest bearing, investment grade securities. The remainder of the net proceeds will be used for product development and marketing, capital expenditures, working capital and general corporate purposes. We may also use a portion of the net proceeds to expand our business through acquisition or to invest in complementary business or products. We do not currently have any acquisition commitments. None of the net proceeds were paid directly or indirectly to any director, officer or general partner of the Company, persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of ours.

ITEM 6.  SELECTED FINANCIAL DATA:

         The following selected financial data of the Company for the five years ended January 31, 2000 are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                                               Fiscal Years Ended January 31,
                                                               ------------------------------------------------------------
                                                                    2000        1999       1998       1997        1996
                                                                    ----        ----       ----       ----        ----

STATEMENT OF OPERATIONS DATA:
          Net sales..................................            $31,841     $13,373    $ 7,920    $ 7,445     $ 4,598
          Cost of sales..............................             15,040       7,271      4,060      4,294       2,662
                                                                 -------     -------    -------    -------     -------
          Gross profit...............................             16,801       6,102      3,860      3,151       1,936
                                                                 -------     -------    -------    -------     -------
          Operating expenses:
            Selling and marketing....................              7,560       3,336      1,810      1,563         914
            Engineering, research and development....              3,466       2,153      1,483      1,028       1,698
            General and administrative...............              3,551       2,194      1,795      1,502       2,294
                                                                 -------     -------    -------    -------     -------
          Total operating expenses...................             14,577       7,683      5,088      4,093       4,906
                                                                 -------     -------    -------    -------     -------
          Operating income (loss) from
            continuing operations....................              2,224      (1,581)    (1,228)      (942)     (2,970)
          Interest expense, net......................               (206)       (551)      (118)      (136)        (99)
                                                                 -------     -------    -------    -------     -------
          Income (loss) from continuing operations
            before income tax benefit................              2,018      (2,132)    (1,346)    (1,078)     (3,069)
          Income tax benefit.........................                 --          --        493        969         643
                                                                 -------     -------    -------    -------     -------
          Income (loss) from continuing operations...            $ 2,018     $(2,132)   $  (853)   $  (109)    $(2,426)
                                                                 =======     =======    =======    =======     =======
          Income (loss) from continuing operations per share:
            Basic....................................            $  0.18     $ (0.21)   $ (0.09)   $ (0.01)    $ (0.34)
            Diluted..................................            $  0.17     $ (0.21)   $ (0.09)   $ (0.01)    $ (0.34)
          Weighted average number of shares outstanding:

            Basic....................................        11,327       10,000      10,000       8,285        7,176
            Diluted..................................        11,978       10,000      10,000       8,285        7,176

                                                                                  January 31,
                                                              ---------------------------------------------------------
                                                               2000        1999         1998        1997        1996
                                                               ----        ----         ----        ----        ----

BALANCE SHEET DATA:
          Cash and cash equivalents..................       $11,097     $   583      $   185     $   394     $    19
          Working capital (deficit)..................        19,515      (3,471)        (787)       (241)     (1,261)
          Total assets...............................        29,781      11,648        7,933       7,615       7,033
          Due to Osicom..............................            57       5,885        1,812         948          -
          Total debt (including short-term debt).....           983       3,191        3,005       3,338       2,863
          Stockholders' equity (deficit).............        22,483      (1,836)         586         763        (458)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, the following: future product development plans, projected capital expenditures, and liquidity and business strategy. These statements may be found under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements typically are identified by use of terms such as may, will, expect, anticipate, estimate and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including delays in product introductions, interruptions in supply and competitive product introductions. You should also consider carefully the statements under Business and Risk Factors and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

          You should read this discussion together with the financial statements and other financial information included in this document.

OVERVIEW

          We develop and market semiconductor devices and software products designed to meet the networking requirements of embedded systems. We commenced our operations in 1984 as Digital Products, Inc. From our inception, we have developed and marketed networking products for embedded systems that enable the connection of electronic devices to networks. In 1994, we introduced the Digital Products Option, or DPO, Interface Specification and our network interface card, or NIC, two network connectivity products used by printer controller designers and manufacturers of imaging devices. DPO was designed using the same networking technology found in our previous products.

          In 1996, we began developing our NET+Works family of semiconductor devices designed to network-enable a broad array of embedded systems in a variety of markets. In September 1996, Osicom acquired all of our outstanding capital stock from our stockholders for $5.0 million of Osicom common stock. Supported by Osicom's funding of working capital, we completed the development of our NET+Works family of products and began shipping that family of products in March 1998. We were a wholly-owned subsidiary of Osicom from the date of the acquisition through our initial public offering in September of 1999.

          As of May 1, 1998, according to our intercompany agreement with Osicom, we transferred our stand-alone print server line of business to Osicom. Therefore, we treat the stand-alone print server line of business as a discontinued operation, and Osicom now manufactures, sells and supports the stand-alone print server and other products. The financial data discussed below do not include the operations of the stand-alone print server line of business.

          We generate revenues from the sales of network semiconductor devices, NICs and software products, development tools and application engineering services to embedded systems manufacturers. Our networking products are sold to manufacturers which incorporate them into electronic devices incorporating embedded systems that are sold to end users. We generally recognize product and software license revenue upon shipment to our customers. Revenue recognition is not dependent upon the customers of those manufacturers accepting the manufacturer's products into which our products are incorporated. Revenue from service obligations is deferred and recognized over the lives of the contracts. Our standard warranty period is 27 months from date of shipment and our standard product return policy does not allow the customer to return product other than for warranty. We accrue warranty costs and other allowances at the time of shipment. In general, the timing and magnitude of our revenues are dependent upon our achievement of design wins, the timing and success of our customers' development cycles and our customers' product sales. In addition to revenues from actual sales of the hardware products, NETsilicon also receives immaterial amounts of revenue that are earned from the sales of support services provided to developers during their design stage, and also from post-sale support contracts. The contracts generally cover the 12 month period following date of actual shipment of product to the customer. The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by customers, as well as delays frequently associated with customers' internal procedures to deploy new technologies within their products and to accept and test new technologies. For these and other reasons, the sales cycles associated with our products is typically lengthy, lasting nine months or longer.

          In the fiscal years ended January 31, 2000, 1999 and 1998, international sales constituted approximately 50%, 51% and 30% of our net sales, respectively, and approximately 77%, 46% and 31% of our domestic sales were to customers headquartered in Asia during the fiscal years ended January 31, 2000, 1999 and 1998, respectively. Approximately 95%, 95% and 100% of our net sales in the fiscal years ended January 31, 2000, 1999 and 1998, respectively, were made to customers in the imaging market, many of which are headquartered in Japan.

RESULTS OF OPERATIONS

          The following table sets forth information derived from our Statement of Operations expressed as a percentage of net sales for the fiscal years ended January 31, 2000, 1999 and 1998.

                                                                        FISCAL YEARS ENDED JANUARY 31,
                                                                    2000             1999              1998
                                                                ------------     -------------    -------------
Net sales....................................................      100.0%           100.0%            100.0%
Cost of sales................................................       47.2             54.4              51.3
                                                                ------------     -------------    -------------
Gross profit.................................................       52.8             45.6              48.7
                                                                ------------     -------------    -------------
Operating expenses:
   Selling and marketing.....................................       23.7             24.9              22.9
   Engineering, research and development.....................       10.9             16.1              18.7
   General and administrative................................       11.2             16.4              22.6
                                                                ------------     -------------    -------------
Total operating expenses.....................................       45.8             57.4              64.2
                                                                ------------     -------------    -------------
Operating income (loss) from continuing operations...........        7.0            (11.8)            (15.5)
Interest expense, net........................................       (0.6)            (4.1)             (1.5)
                                                                ------------     -------------    -------------
Income  (loss)  from  continuing   operations  before  income
tax benefit..................................................        6.4            (15.9)            (17.0)
Income tax benefit...........................................         --               --               6.2
                                                                ------------     -------------    -------------
Income (loss) from continuing operations.....................        6.4%           (15.9)%           (10.8)%
                                                                ============     =============    =============


FISCAL YEAR ENDED JANUARY 31, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1999

Net sales. Net sales increased to $31.8 million in the fiscal year ended January 31, 2000 from $13.4 million in the fiscal year ended January 31, 1999, representing an increase of 138.1%. The increase in net sales was due primarily to an increase in OEM customers to which the Company shipped product from 20 in fiscal year 1999 to 43 in fiscal year 2000 and increased sales to existing OEM imaging customers due to greater demand for their products. Net sales included royalty, maintenance and service revenue of $1,272,500 or 4% of sales in the fiscal year ended January 31, 2000 compared to $780,900, or 5.8% of net sales in the fiscal year ended January 31, 1999. Backlog for our product and services was approximately $6.0 million and $7.8 million at January 31, 2000 and 1999, respectively, all of which was scheduled to be shipped within 12 months.

Cost of sales; gross profit. Cost of sales consists principally of the cost of raw material components and subcontract labor assembly from outside manufacturers and suppliers. Gross profit increased to $16.8 million, or 52.8% of net sales, in the fiscal year ended January 31, 2000 from $6.1 million, or

45.6% of net sales, in the fiscal year ended January 31, 1999, representing an increase of 175.3%. The increase in gross margin percent in fiscal year 2000 was due primarily to material and subcontract labor cost reductions offset in part by declining average sales prices. The gross margin percent in fiscal year 1999 was also adversely effected by costs of $224,000 resulting from the late delivery of the NET+ ARM chip from a vendor.

Selling and marketing expenses. Selling and marketing expenses consist mainly of employee related expenses, commissions to sales representatives, trade shows, publicity and travel expenses. Selling and marketing expenses increased to $7.6 million, or 23.7% of net sales, in the fiscal year ended January 31, 2000 from $3.3 million, or 24.9% of net sales, in the fiscal year ended January 31, 1999, representing an increase of 126.6%. The increase was the result of (i) additional sales commissions of $1.4 million due to increased sales volume, (ii) additional payroll costs of $1.1 million related to the expansion of the sales force in the United States, Europe and Asia, and (iii) marketing costs associated with the NET + Works family of products, greater participation in trade shows, and costs associated with internet and web marketing activities.

Engineering, research and development expenses. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities, net of capitalized software costs. Engineering, research and development costs increased to $3.5 million, or 10.9% of net sales, in the fiscal year ended January 31, 2000 from $2.2 million, or 16.1% of net sales, representing an increase of 61.0%. The increase was due to increased headcount and related payroll expenses of $360,000 and increased costs of $228,900 associated with external product development and depreciation of purchased software and other assets. Software development costs of $938,100 and $723,600, in the fiscal years ended January 31, 2000 and 1999, respectively, were capitalized and are being amortized over the products' useful lives, typically two to three years. Amortization expense related to capitalized software development costs was $637,800 and $227,300 in the fiscal years ended January 31, 2000 and 1999, respectively.

General and administrative expenses. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and changes to accounts receivable allowances. General and administrative expenses increased to $3.6 million, or 11.2% of net sales, in the fiscal year ended January 31, 2000 from $2.2 million, or 16.4% of net sales, in the fiscal year ended January 31, 1999, representing an increase of 61.8%. The increase in expenses is associated with the increase in sales and headcount, including increased payroll and related costs of $431,000 and costs of $221,200 associated with the development of a newly formed MIS group. In addition, the increase is due to new and increased costs associated with becoming a public entity, including an increase in legal, audit, and insurance costs of $261,000 as well as costs related to investor relations and similar activities.

Interest expense. Interest expense is the result of the Company's borrowings against its line of credit with its lender, Coast Business Credit, and the interest charged by its former sole shareholder, Osicom, for borrowings made by the Company from Osicom, offset by income earned on cash and cash equivalents and investments. Net interest expense decreased to $206,100, or 0.6% of net sales, in the fiscal year ended January 31, 2000 from $551,700, or 4.1% of net sales, in the fiscal year ended January 31, 1999, representing a decrease of 62.6%. The decrease is due primarily to income earned on cash and investments of $364,700 in the fiscal year ended January 31, 2000. Interest income earned in fiscal year 1999 was not material.

Provision for income taxes. There was no net provision for income taxes for the fiscal year ended January 31, 2000 as the provision was offset by available net operating loss carryforwards. There was no net provision for income taxes for the fiscal year ended January 31, 1999 because the tax benefits attributable to continuing operations were offset by the tax provision attributable to discontinued operations. At January 31, 2000, the Company had federal net operating losses of approximately $3,513,400 and research and development credits of $221,000 which may be available to reduce future taxable income; these carryforwards expire at various dates through 2014. The extent to which net operating loss carryforwards may be utilized in a single taxable year may be reduced in the event there has been any ownership change of a taxpayer. Further ownership changes in the future may reduce the extent to which any net operating losses and credits may be utilized.


FISCAL YEAR ENDED JANUARY 31, 1999 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
1998

Net sales. Net sales increased to $13.4 million in the fiscal year ended January 31, 1999 from $7.9 million in the fiscal year ended January 31, 1998, representing an increase of 68.9%. The increase in net sales was due primarily to an increase in the number of customers to which we shipped product from seven in fiscal year 1998 to 20 in fiscal year 1999. Net sales included royalty, maintenance and service revenue of $780,900, or 5.8% of net sales in the fiscal year ended January 31, 1999 compared to $456,000 or 5.8% of net sales in the fiscal year ended January 31, 1998. Backlog for our products and services was approximately $7.8 million and $1.9 million at January 31, 1999 and 1998, respectively, all of which was scheduled to be shipped within 12 months.

Cost of sales; gross profit. Gross profit increased to $6.1 million, or 45.6% of net sales, in the fiscal year ended January 31, 1999 from $3.9 million, or 48.7% of net sales, in the fiscal year ended January 31, 1998, representing an increase of 58.1%. The gross margin percentage decrease in the fiscal year ended January 31, 1999, was due primarily to costs of $224,000 resulting from the late delivery of the NET+ARM chip from Atmel, as well as slower than anticipated general raw material cost reductions of $73,000 due to cash constraints. In addition, the total impact from the decline in average sales prices resulted in a decrease in gross profit of $153,000 for the fiscal year ended January 31, 1999 from the fiscal year ended January 31, 1998.

Selling and marketing expenses. Selling and marketing expenses increased to $3.3 million, or 24.9% of net sales, in the fiscal year ended January 31, 1999 from $1.8 million, or 22.9% of net sales, in the fiscal year ended January 31, 1998, representing an increase of 84.3%. This increase was the result of (i) additional sales commissions of $681,000 due to the increased net sales volume,
(ii) increased marketing costs of $687,000 were primarily associated with the introduction and brand identification efforts related to the NET+Works family of products subsequent to its introduction in January 1998 as well as the addition of two senior marketing employees, and (iii) marketing costs of $68,000 associated with targeting additional developers in the imaging market.

Engineering, research and development expenses. Engineering, research and development expenses increased to $2.2 million, or 16.1% of net sales, in the fiscal year ended January 31, 1999 from $1.5 million, or 18.7% of net sales, in the fiscal year ended January 31, 1998, representing an increase of 45.2%. This increase was due primarily to the increased expenditures associated with the development of our NET+Works family of products. Software development costs of $723,600 and $556,000 in the fiscal years ended January 31, 1999 and 1998, respectively, were capitalized and are being amortized over the products' useful lives, typically two to three years. Amortization expense related to capitalized software development costs were $227,300 and $277,300 in the fiscal years ended January 31, 1999 and 1998, respectively.

General and administrative expenses. General and administrative expenses increased to $2.2 million, or 16.4% of net sales, in the fiscal year ended January 31, 1999 from $1.8 million, or 22.6% of net sales, in the fiscal year ended January 31, 1998, representing an increase of 22.2%. The increase in these expenses resulted primarily from an increase of approximately $300,000 in the accounts receivable valuation reserve to reflect the higher level of gross receivables in the fiscal year ended January 31, 1999, as well as from the addition of a chief financial officer at a cost of approximately $100,000.

Interest expense. Interest expense is the result of our borrowings against our line of credit with our lender, Coast Business Credit and the interest charged by our parent, Osicom, for our borrowings from Osicom. Interest expense increased to $551,000, or 4.1% of net sales, in the fiscal year ended January 31, 1999, from $118,000, or 1.5% of net sales, in the fiscal year ended January 31, 1998, representing an increase of 366.9%. During the fiscal year ended January 31, 1999, approximately $353,000 was attributable to interest charges on advances to us from Osicom. During the fiscal year ended January 31, 1998, Osicom did not charge any interest on advances to us. The interest rate on our debt with Osicom was the prime rate plus three percent per year.

Provision for income taxes. There was no net provision for income taxes for the fiscal years ended January 31, 1999 and 1998 because the tax benefits attributable to continuing operations were offset by the tax provision attributable to discontinued operations. At January 31, 1999, we had federal net operating losses of approximately $3.8 million, and research and development credits of $210,200, expiring at various dates through 2014 that may be available to reduce future taxable income. The extent to which net operating loss carryforwards may be utilized in a single taxable year may be reduced in the event there has been any ownership change of a taxpayer. Further ownership changes in the future may reduce the extent to which any net operating losses and credits may be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our public offering in September 1999, we financed our operations through advances from Osicom and borrowings under its short-term bank line of credit. We received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At January 31, 2000, we had working capital of $19.5 million and cash and cash equivalents of $11.1 million.

         Our operating activities provided cash of $6.4 million, used cash of $1.9 million and provided cash of $45,300 during the fiscal years ended January 31, 2000, 1999 and 1998, respectively. Net income, a decrease in accounts receivable and an increase in other current liabilities and the non-cash impact of depreciation and amortization contributed to the cash provided from operations in the fiscal year ended January 31, 2000. Cash used in the fiscal year ended January 31, 1999 was primarily attributable to a net loss, growth in accounts receivable and inventory caused by growth in demand for our OEM products, offset in part by a growth in accounts payable and other current liabilities and the non-cash impact of depreciation and amortization. Cash provided by operating activities in the fiscal year ended January 31, 1998 was primarily attributable to a decrease in inventories and the non-cash impact of depreciation and amortization and the valuation allowance associated with intangible assets, offset in part by a net loss, growth in accounts receivable and a decrease in accounts payable and other current liabilities.

         In order to support our anticipated growth, we expect that our sales and marketing expenses, engineering and research and development expenses and general and administrative expenses each will increase in the fiscal year ending January 31, 2001 and thereafter compared to the amounts of such expenses in the fiscal year ending January 31, 2000. There can be no assurance that our available cash and cash flow from operations will be sufficient to fund such additional expenses.

         Our standard payment terms are net 30 days. While we actively pursue collection within that time, receivables have frequently taken longer to collect in part because we sell products to large companies in Asia.

         Our investing activities used cash of $10.6 million, $906,200 and $1.1 million in the fiscal years ended January 31, 2000, 1999 and 1998. The cash used in the fiscal year ended January 31, 2000 related primarily to the purchase of $8.2 million of short term investments and $1.4 million of property and equipment. Cash used in the fiscal year ended January 31, 1999 related primarily to software development costs of $723,600 and an increase in other assets of $431,900, offset in part by the transfer of capitalized software in the amount of $577,400 to Osicom, while the cash used in the fiscal year ended January 31, 1998 related primarily to the purchase of $604,800 of property plant and equipment and $556,000 in software development costs.

         Cash provided by financing activities was $14.7 million during the fiscal year ended January 31, 2000, primarily from proceeds from the sale of common stock in connection with our initial public offering of $22.2 million, offset in part by repayments of loans from Osicom and short-term debt. Cash provided by financing activities was $3.2 million and $890,700 in the fiscal years ended January 31, 1999 and 1998, respectively. Cash provided in the fiscal year ended January 31, 1999 was primarily from net loans by Osicom of $3.0 million and net proceeds from short-term debt of $204,400 while cash provided by financing activities in the fiscal year ended January 31, 1998 was attributable to loans by Osicom of $854,400 and net proceeds from short-term debt of $291,000, reduced by long-term debt repayments of $254,700.

         At January 31, 2000, our short-term debt was in the form of a credit facility provided by Coast Business Credit. Coast Business Credit is a division of Southern Pacific Bank and provides asset based lending services. The Company's credit facility was for $5.0 million, of which $4.2 million was unused at January 31, 2000 and is collateralized by accounts receivable, inventory and equipment and a guarantee by Osicom. The loan bears interest at 2.5% over the bank's prime rate, but not less than 8.0%.

         During the fiscal year ended January 31, 2000, the Company entered into a technology development agreement with an entity and made a payment of $500,000, representing a deposit for future services, in accordance with the agreement. This payment is included in other assets in the accompanying balance sheet at January 31, 2000. Additional payments totaling $2,000,000 are required under the agreement. The timing of the additional payments is based on delivery and acceptance of product. Payments required under this agreement are for products for which technological feasibility has been established. Accordingly, all payments will ultimately be recorded as capitalized software costs and amortized over the estimated two to three year lives of the underlying products.

         We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through the next 12 months. Nonetheless, we may elect to sell additional equity securities, subject to the provisions of our 365-day lock-up agreement with the underwriters of our initial public offering, or to obtain additional credit. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which we maintain inventory and accounts receivable; the market acceptance of our products; the levels of promotion and advertising required to launch products or enter markets and attain a competitive position in the marketplace; volume pricing concessions; our business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to our products; and our relationships with suppliers and customers. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. To the extent that the funds generated from this offering, together with existing resources and cash generated from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of us will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of our common stock. If adequate funds are not available to satisfy short- or long-term capital requirements, we may be required to limit our operations significantly.

YEAR 2000

         We funded our efforts to address the Year 2000 issue from available cash and have not separately accounted for these costs in our financial statements. These costs were not material. As of the date of this filing, we have not incurred any material Year 2000 problem. In addition, we are not aware of any major problems at our vendors or customers related to the Year 2000.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

         We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

         Substantially all of our sales are currently denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations. However, we conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in those countries. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on our results of operations, financial position or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

         Investment Rate Risk. Our investment portfolio includes debt instruments that primarily have durations of less than one year. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Our investment portfolio also at times includes certain commercial paper which is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         NETsilicon's Financial Statements, together with the related Independent Auditors' Report, appear at pages F-1 through F-19, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         The information required by this item is incorporated by reference from NETsilicon's definitive Proxy Statement for its 2000 annual meeting of stockholders (the "Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION:

         The information required by this item is incorporated by reference from the definitive Proxy Statement under the caption "Compensation and Other Information Concerning Directors and Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The information required by this item is incorporated by reference from the definitive Proxy Statement in the tables under the captions "Principal Shareholders" and "Election of Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information required by this item is incorporated by reference from the definitive Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

               (1) Financial Statements listed under Part II, Item 8.

               (2) Financial Statement Schedules. Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

         (b) Reports on Form 8-K: The Company did not file any current report on Form 8-K during the fourth quarter of the fiscal year ended January 31, 2000.

         (c) The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

         (d) Financial Statement Schedules: The financial statement schedules required by this item, if any, are listed under Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NETSILICON, INC.


                                   By:  /s/ Cornelius Peterson VIII
                                        ---------------------------
                                           Cornelius Peterson VIII
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                      Title                                        Date
              ----                                      -----                                        ----

/s/ Cornelius Peterson VIII             President, Chief Executive Officer and                   April 27, 2000
-------------------------------------   Director (Principal Executive Officer)
Cornelius Peterson VIII

/s/ Daniel J. Peterson                  Vice President, Finance, Chief Financial Officer         April 27, 2000
-------------------------------------   (Principal Financial and Accounting Officer)
Daniel J. Sullivan

/s/ Michael K. Ballard                  Director                                                 April 27, 2000
-------------------------------------
Michael K. Ballard

/s/ Francis E. Girard                   Director                                                 April 27, 2000
-------------------------------------
Francis E. Girard

/s/ William Johnson                     Director                                                 April 27, 2000
-------------------------------------
William Johnson

/s/ Edward B. Roberts                   Director                                                 April 27, 2000
-------------------------------------
Edward B. Roberts

/s/ F. Grant Saviers                    Director                                                 April 27, 2000
-------------------------------------
F. Grant Saviers

                                NETSILICON, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                                                   PAGE
    Financial Statements:

       Report of Independent Certified Public Accountants.....................................................      F-2
       Balance Sheets as of January 31, 2000 and 1999.........................................................      F-3
       Statements of Operations for the Years Ended January 31, 2000, 1999 and 1998...........................      F-4
       Statements of Stockholders' Equity (Deficit) for the Years Ended January 31, 2000, 1999 and 1998.......      F-5
       Statements of Cash Flows for the Years Ended January 31, 2000, 1999 and 1998...........................      F-6
       Notes to Financial Statements..........................................................................    F-7-F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors of
NETsilicon, Inc.

         We have audited the accompanying balance sheets of NETsilicon, Inc. as of January 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of NETsilicon, Inc. as of January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles.

                              /S/ BDO SEIDMAN, LLP
                                      ............


Boston, Massachusetts
February 18, 2000

                                NETsilicon, INC.
                                 BALANCE SHEETS

                                                                                 January 31,
                                                                -------------------------------------------
                                                                        2000                   1999
                                                                ---------------------  --------------------

                            ASSETS
CURRENT ASSETS
     Cash and equivalents....................................         $   11,096,500         $      582,600
     Short-term investments (Note C).........................              8,203,700                     --
     Accounts receivable, net (Note E and S).................              2,266,000              4,204,500
     Due from affiliate (Note G).............................                     --              1,218,300
     Inventory, net (Notes B, E and S).......................              4,322,400              3,769,300
     Prepaid expenses and other current assets...............                798,900                238,600
                                                                ---------------------  ---------------------
         TOTAL CURRENT ASSETS................................             26,687,500             10,013,300

PROPERTY AND EQUIPMENT, NET (Notes D, E and H)...............              1,822,300                685,200
                                                                ---------------------  ---------------------

OTHER ASSETS
     Capitalized software, net (Note B)......................                770,700                470,400
     Other assets (Note H)...................................                500,000                479,500
                                                                ---------------------  ---------------------
         TOTAL OTHER ASSETS..................................              1,270,700                949,900
                                                                ---------------------  ---------------------

TOTAL ASSETS (Note E)........................................         $   29,780,500         $   11,648,400
                                                                =====================  =====================


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Short term debt (Note E)................................         $      779,700         $    3,191,500
     Short term portion of capital lease obligation (Note H).                 78,000                     --
     Accounts payable........................................              3,013,200              2,789,800
     Due to affiliate (Note G)...............................                 56,900              6,423,100
     Other current liabilities (Note F)......................              3,244,700              1,080,100
                                                                ---------------------  ---------------------
         TOTAL CURRENT LIABILITIES...........................              7,172,500             13,484,500

CAPITAL LEASE OBLIGATION, less current portion...............                125,100                     --
                                                                ---------------------  ---------------------
         TOTAL LIABILITIES...................................              7,297,600             13,484,500
                                                                ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes J, K, and L)
     Preferred stock, $0.01 par value; 5,000,000 authorized;
     none issued                                                                  --                     --
     Common stock, $0.01 par value; 35,000,000 authorized;
        Issued and outstanding:
         Voting, 6,037,500 and 1,000,000 shares..............                 60,400                 10,000
         Non- Voting, 7,500,000 and 9,000,000 shares.........                 75,000                 90,000
     Additional paid-In capital..............................             24,755,400              2,463,000
     Accumulated other comprehensive loss....................                (26,400)                    --
     Accumulated deficit.....................................             (2,381,500)            (4,399,100)
                                                                ---------------------  ---------------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)................             22,482,900             (1,836,100)
                                                                ---------------------  ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).........         $   29,780,500         $   11,648,400
                                                                =====================  =====================

                See accompanying notes to financial statements.

                                NETsilicon, INC.
                            STATEMENTS OF OPERATIONS

                                                                       Fiscal Year Ended January 31,
                                                              ---------------------------------------------------

                                                                    2000               1999              1998
                                                              -----------------   ----------------   ------------
NET SALES...................................................      $ 31,840,900       $ 13,373,000     $ 7,920,300

COST OF SALES (Note G)......................................        15,040,200          7,270,400       4,060,200
                                                              -----------------   ----------------   -------------

    GROSS MARGIN............................................        16,800,700          6,102,600       3,860,100
                                                              -----------------   ----------------   -------------

OPERATING EXPENSES:
    Selling and marketing...................................         7,560,300          3,336,400       1,809,600
    Engineering, research and development...................         3,466,200          2,152,500       1,482,600
    General and administrative..............................         3,550,500          2,194,400       1,795,400

                                                              -----------------   ----------------   -------------
       TOTAL OPERATING EXPENSES.............................        14,577,000          7,683,300       5,087,600
                                                              -----------------   ----------------   -------------

OPERATING  INCOME (LOSS) FROM
    CONTINUING OPERATION....................................         2,223,700         (1,580,700)     (1,227,500)

    Interest expense, net of interest income of $364,700
     in 2000................................................          (206,100)          (551,700)       (118,500)
                                                              -----------------   ----------------   -------------

INCOME (LOSS) FROM  CONTINUING
    OPERATIONS BEFORE INCOME TAX BENEFIT....................         2,017,600         (2,132,400)     (1,346,000)

    Income tax benefit (Note M).............................                --                 --         493,000
                                                              -----------------   ----------------   -------------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS..............................................         2,017,600         (2,132,400)       (853,000)

INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS NET OF INCOME TAX of $493,000 in 1998
    (Notes A, M and Q)......................................                --           (289,800)        676,600
                                                              -----------------   ----------------   -------------

NET INCOME (LOSS)...........................................      $  2,017,600       $ (2,422,200)    $  (176,400)
                                                              =================   ================   =============


NET INCOME (LOSS) PER COMMON SHARE (Notes L and N)
    From Continuing Operations
       Basic................................................      $       0.18       $      (0.21)    $     (0.09)
                                                              -----------------   ----------------   -------------
       Diluted..............................................      $       0.17       $      (0.21)    $     (0.09)
                                                              -----------------   ----------------   -------------

    From dicontinued operations
       Basic................................................                --              (0.03)           0.07
                                                              -----------------   ----------------   -------------
       Diluted..............................................                --              (0.03)           0.07
                                                              -----------------   ----------------   -------------

    Net income (loss) per common share
       Basic................................................      $       0.18       $      (0.24)    $     (0.02)
                                                              =================   ================   =============
       Diluted..............................................      $       0.17       $      (0.24)    $     (0.02)
                                                              =================   ================   =============

SHARES USED IN PER SHARE CALCULATION
       Basic................................................        11,326,600         10,000,000      10,000,000
                                                              =================   ================   =============
       Diluted..............................................        11,978,200         10,000,000      10,000,000
                                                              =================   ================   =============

                See accompanying notes to financial statements.

                                NETsilicon, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               COMMON STOCK
                                                                  ACCUMULATED                        TOTAL
                                                   ADDITIONAL        OTHER                        STOCKHOLDERS'     COMPREHENSIVE
                          ---------------------    PAID-IN       COMPREHENSIVE     ACCUMULATED       EQUITY            INCOME
                            SHARES     AMOUNT      CAPITAL           LOSS            DEFICIT        (DEFICIT)          (LOSS)
                          ----------  ---------  -------------  ----------------  -------------  ---------------   ---------------

BALANCE AT JANUARY 31,
 1997..................   10,000,000   $100,000    $ 2,463,000          $     --   $(1,800,500)    $    762,500

Net loss and
 comprehensive loss....           --         --             --                --      (176,400)        (176,400)     $   (176,400)
                          ----------  ---------  -------------  ----------------  -------------  ---------------   ===============

BALANCE AT JANUARY 31,
 1998..................   10,000,000    100,000      2,463,000                --    (1,976,900)         586,100

Net loss and
 comprehensive loss....           --         --             --                --    (2,422,200)      (2,422,200)     $ (2,422,200)
                          ----------  ---------  -------------  ----------------  -------------  ---------------   ===============

BALANCE AT JANUARY 31,
 1999..................   10,000,000    100,000      2,463,000                --    (4,399,100)      (1,836,100)

Sale of common stock,
 net of issuance costs
 of $788,000...........    3,537,500     35,400     22,213,700                --            --       22,249,100

Issuance of common
 stock options to non-
 employees.............           --         --         78,700                --            --           78,700

Net income.............           --         --             --                --     2,017,600        2,017,600      $  2,017,600

Unrealized loss on
 short-term invest-
 ments.................           --         --             --           (26,400)           --          (26,400)          (26,400)
                                                                                                                   ---------------
Comprehensive income...           --         --             --                --            --               --      $  1,991,200
                                                                                                                   ===============

                          ----------  ---------  -------------  ----------------  -------------  ---------------
BALANCE AT JANUARY 31,
 2000..................   13,537,500   $135,400    $24,755,400          $(26,400)  $(2,381,500)    $ 22,482,900
                          ==========  =========  =============  ================  =============  ===============

                See accompanying notes to financial statements.

                                NETsilicon, INC.
                            STATEMENTS OF CASH FLOWS
                                    (Note O)

                                                                                 Fiscal Year Ended January 31,
                                                                   ----------------------------------------------------------
                                                                        2000                1999                 1998
                                                                   ----------------   ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).........................................       $   2,017,600         $ (2,422,200)        $   (176,400)
    Adjustments to reconcile net income (loss) to.............
    net cash provided by (used in) operating activities:......
        Depreciation and amortization.........................           1,127,300              644,100              580,500
        Intangible assets valuation allowance.................                  --                   --              237,900
        Stock option compensation - non-employee..............              78,700                   --                   --
        Changes in operating assets and liabilities:..........
           Accounts receivable................................           1,938,500             (609,200)            (169,300)
           Inventories........................................            (553,100)          (1,161,900)              55,400
           Other current assets...............................            (560,300)             (66,000)             (87,000)
           Accounts payable...................................             223,400            1,012,500             (168,000)
           Other current liabilities..........................           2,164,600              686,100             (227,800)
                                                                   ----------------   ------------------  -------------------
              NET CASH PROVIDED BY (USED IN) OPERATING
                 ACTIVITIES...................................           6,436,700           (1,916,600)              45,300
                                                                   ----------------   ------------------  -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of short term investments.......................          (8,230,100)                  --                   --
    Purchases of property and equipment.......................          (1,386,400)            (328,100)            (604,800)
    Software development costs (Note B).......................            (938,100)            (723,600)            (556,000)
    Capitalized software transferred to Osicom................                  --              577,400                   --
    Other assets..............................................             (20,500)            (431,900)              16,100
                                                                   ----------------   ------------------  -------------------
              NET CASH USED IN INVESTING ACTIVITIES...........         (10,575,100)            (906,200)          (1,144,700)
                                                                   ----------------   ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayments) of affiliates advances..............          (5,147,900)           3,033,800              854,400
    Proceeds (repayments) of short-term debt, net.............          (2,411,800)             204,400              291,000
    Repayments of long-term debt..............................                  --              (17,900)            (254,700)
    Payments of capital lease obligation......................             (37,100)                  --                   --
    Proceeds from issuance of common stock....................          22,249,100                   --                   --
                                                                   ----------------   ------------------  -------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES.......          14,652,300            3,220,300              890,700
                                                                   ----------------   ------------------  -------------------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS...................          10,513,900              397,500             (208,700)


CASH AND EQUIVALENTS - BEGINNING OF PERIOD....................             582,600              185,100              393,800
                                                                   ----------------   ------------------  -------------------


CASH AND EQUIVALENTS - END OF PERIOD..........................       $  11,096,500         $    582,600         $    185,100
                                                                   ================   ==================  ===================

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


         NETsilicon, Inc. (the "Company") develops and markets semiconductor devices and software products designed to meet the networking requirements of embedded systems. The Company's products are incorporated into the design of embedded systems to provide them with the ability to communicate over standards-based local-area networks ("LANS), wide-area networks ("WANS") and the Internet, enabling the development of new embedded system applications.
The Company believes that it offers the first comprehensive solution that, in conjunction with the physical interface and memory, encompasses all of the hardware and software necessary to network enable embedded systems. The Company's technology is designed to have broad applicability and therefore may add network functionality to many embedded systems. The Company's products are currently contained in a broad array of imaging products, including printers, scanners, fax machines, copiers and multi-function peripherals manufactured by 22 original equipment manufacturers. The Company's products are also in various stages of being incorporated into the design of products in additional markets, such as industrial automation equipment, communication devices, data acquisition and test equipment, Internet devices and utility monitoring equipment.

         The accompanying financial statements are the responsibility of the management of the Company.

A. THE COMPANY AND BASIS OF PRESENTATION

         The Company was incorporated in Massachusetts on April 17, 1984 under the name of Digital Products, Inc. In September 1996, Osicom Technologies, Inc. ("Osicom") acquired sole ownership of the Company through a merger with a newly-formed corporation in exchange for Osicom common stock in a transaction accounted for as a pooling of interests. On September 15, 1999, the Company completed an initial public offering of its common stock. At January 31, 2000, Osicom held a 55.4% non-voting interest in the Company. The accompanying financial statements represent only the assets, liabilities, operations and financial position of the Company.

         The Company was comprised of two product lines: OEM and Stand-Alone Print Server. The Company developed both board and system-level products to satisfy the specific design needs of OEMs and stand-alone solutions for end-user customers. The end-user customers were addressed through value-added resellers and distributors; this sales activity is referred to as Stand-Alone Print Server Line sales. The Company had decided to focus its resources on the future development of its NET+Works family of products within the OEM line.

         As a result, in May 1998, the Company sold its Stand-Alone Print Server Line to Osicom, which consisted principally of specific sales employees and capitalized software related to Stand-Alone Print Server products. Based on this transaction, the Company has accounted for the Stand-Alone Print Server Line as a discontinued operation. The Company did not realize a gain or loss on sale as Osicom purchased the capitalized software and other miscellaneous assets at their book value as of the date of purchase. Sales, cost of sales, selling, marketing, engineering, general and administrative, research and development expenses included in discontinued operations within the Company's historical Statements of Operations represent only those transactions specific to the Stand-Alone Print Server Line. See Note Q.

         For periods prior to the Company's initial public offering in September, 1999, general and administrative expenses include an amount that management considered to be a reasonable allocation of general corporate expenses. Management and administrative salaries were allocated based upon estimated time devoted to Company's operations; all other allocations of general corporate expenses, including public company costs, were based upon specific identification of the relationship of Company's operations to the total operations of Osicom. Included in selling and marketing and general and administrative expenses are $0, $80,000 and $202,900 of allocated corporate overhead expenses for the fiscal years ended January 31, 2000, 1999 and 1998, respectively.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Equivalents and Short-term Investment -- All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents. Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. The Company classifies its short-term investments as available-for-sale and therefore records them at fair value with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). All available-for-sale securities are classified as current assets. The cost of investments sold, for purposes of calculating realized gains and losses, is determined using the first-in, first-out method. Realized gains and losses are recognized in the statement of operations.

         Use of Estimates -- The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates.

         Accounts and Notes Receivable -- In the normal course of business, the Company extends unsecured credit to its customers related to the sales of various products. Typically credit terms require payment within thirty days from the date of shipment. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.

         Allowance for Doubtful Accounts -- The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company generally does not require collateral from its customers.

         Inventory -- Inventory, comprised of raw materials, work in process, finished goods and spare parts, is stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of:


                                                       January 31,
                                             --------------------------------
                                                 2000              1999
                                             --------------    --------------
 Raw material............................      $ 2,882,800       $ 1,603,400
 Work in process.........................        1,938,200         2,150,100
 Finished goods..........................          126,400           140,400
                                             --------------    --------------
                                                 4,947,400         3,893,900
 Less: Valuation reserve.................          625,000           124,600
                                             --------------    --------------
                                               $ 4,322,400       $ 3,769,300
                                             ==============    ==============


         Fair Value of Financial Instruments -- The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Except for financial instruments issued in conjunction with related party transactions management believes that there are no material differences between the recorded book values of its financial instruments and their estimated fair value. It is not practicable to estimate the fair value of related party notes payable or notes receivable of the Company due to their related party nature.

         Property and Equipment -- Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases (if shorter) using accelerated and straight-line methods. Useful lives for property and equipment range from three to seven years. Depreciation of leasehold improvements is computed using the straight-line method over five years.

         Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the contracts, with an equivalent liability categorized as appropriate under current or non-current liabilities. Such assets are depreciated on the same basis as described above. Interest expense, which represents the difference between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the term of the lease.

         Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value. Impairment losses, if any, are recorded currently.

         Software Development -- Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated two to three year economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the fiscal years ended January 31, 2000, 1999 and 1998 was $637,800, $227,300 and $277,300, respectively. Accumulated amortization was $108,600 and $206,200 as of January 31, 2000 and January 31, 1999, respectively.

         The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved.

         Revenue Recognition -- The Company generally recognizes product revenue upon shipment to its OEM customers. Revenue from service obligations is deferred and recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

         Software Revenue Recognition -- The Company follows the Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition," which superceded SOP No. 91-1 "Software Revenue Recognition" effective for transactions entered into in fiscal years beginning after December 15, 1997. During 1998, SOP No. 98-9 was issued. The provisions of SOP No. 98-9 amend certain provisions of SOP No. 98-4 and SOP 97-2.

         Income Taxes -- Income taxes are accounted for in accordance with SFAS No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Advertising -- The Company expenses advertising expenditures as incurred. Advertising expenses of the Company consist of allowances given to customers as well as direct expenditures by the Company.

         Income and Loss Per Common Share -- In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation
(See Note N). This statement also requires restatement of all prior-period EPS data presented. The adoption had no effect on the calculation of EPS. Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, warrants to acquire common stock and shares issuable under stock benefit plans. Potential common shares are not included in the diluted per share computation if their effect would be anti-dilutive.

         Stock-Based Compensation -- The Company follows SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (See Note L). As required by SFAS No. 123, the Company records compensation for stock options issued to non-employees, in exchange for products or services, utilizing the fair value method outlined in SFAS No. 123.

         Derivative Instruments -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133, as amended, is effective for years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

C.  SHORT-TERM INVESTMENTS

         Short-term investments consist of the following available for sale securities as of January 31, 2000:

                                                                                        Unrealized        Unrealized
                                                     Amortized                           Holding            Holding
                                                        Cost         Market Value         Gains             Losses
                                                    -------------    --------------    -------------     --------------
         Corporate bonds.......................      $2,038,700       $2,026,900         $   --              $11,800
         Medium and short-term notes...........       2,426,600        2,419,600             --                7,000
         Euro dollar bonds.....................       3,764,800        3,757,200             --                7,600
                                                    -------------    --------------    -------------     --------------
         Total short-term investments..........      $8,230,100       $8,203,700         $   --              $26,400
                                                    =============    ==============    =============     ==============


         The corporate bonds, medium and short-term notes, and euro dollar bonds all mature within one year. The Company realized no gains or losses on the sale of short-term investments in 2000.


D. PROPERTY AND EQUIPMENT

         Property and equipment of the Company consisted of the following components:

                                                                    January 31,
                                                       ---------------------------------------
                                                              2000                 1999
                                                       -------------------    ----------------

        Manufacturing, engineering and plant
        equipment and software....................           $ 4,286,200        $ 3,240,700
        Equipment held under capital lease........               240,200                 --
        Office furniture and fixtures.............               347,700            313,800
        Leasehold and building improvements.......               185,800            158,100
                                                       -------------------    ----------------
                    Total property and equipment..             5,059,900          3,712,600
        Less: Accumulated depreciation............            (3,237,600)        (3,027,400)
                                                       -------------------    ----------------
        Net book value............................           $ 1,822,300        $   685,200
                                                       ===================    ================

         Depreciation expense was $489,500, $416,800 and $303,200 for the fiscal years ended January 31, 2000, 1999 and 1998, respectively.

E. SHORT-TERM DEBT

         Short-term debt consisted of the following:

                                                                 January 31,
                                                        -------------------------------
                                                            2000              1999
                                                        -------------     -------------
         Floating interest rate loan (2.5% over
         lender's prime rate) secured by all the
         tangible assets of the Company; weighted
         average interest rate for the years ended
         January 31, 2000 and 1999 was 10.4% and
         10.5%, respectively......................
                                                            $779,700        $3,191,500
                                                        =============     =============


         On October 11, 1996, the Company obtained a $3,000,000 line of credit from Coast Business Credit that was subsequently increased to $5,000,000. The line of credit is collateralized by substantially all the assets of the Company and a guarantee by Osicom. Advances are limited to 80% of eligible receivables and 30% of eligible inventory. The loan bears interest at 2.5% over the bank's prime rate but not less than 8% (11% at January 31, 2000). The proceeds of this loan were used to repay the line of credit outstanding at the time of the 1996 acquisition of the Company by Osicom under which the interest rate was 4% over the lender's prime rate. The highest amount and average amounts of debt outstanding were $4,021,500 and $2,277,100 during the year ended January 31, 2000, and $3,478,000 and $2,614,900 for the year ended January 31, 1999.

         Subsequent to January 31, 2000, the Company terminated its line of credit with Coast Business Credit and is in the process of negotiating a more favorable credit facility.


F. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:


                                                       January 31,
                                          ------------------------------------
                                               2000                1999
                                          ---------------     ----------------
  Commissions and royalties.........        $1,343,800            $  408,300
  Compensation and benefits.........           851,300               438,800
  Other.............................         1,049,600               233,000
                                          ---------------     ----------------
  Total.............................        $3,244,700            $1,080,100
                                          ===============     ================



G. DUE FROM OR TO AFFILIATES

         Due from affiliates at January 31, 1999 represents a receivable from an Osicom subsidiary. Charges to this subsidiary for manufactured goods and other expenses, including charges related to the sale of the Company's Stand-Alone Print Server Line, for the years ended January 31, 2000 and 1999 were approximately $1,893,800 and $1,410,500, respectively.

  Due to affiliates consist of:

                                                      January 31,
                                            ---------------------------------
                                                 2000              1999
                                            ---------------    --------------

  Due to Osicom..........................       $    --         $ 5,884,800
  Due to Uni-Precision...................        56,900             538,300
                                            ---------------    --------------
                                                $56,900         $ 6,423,100
                                            ===============    ==============

         From time to time the Company had received non-interest bearing advances, including payments of expenses on behalf of the Company, from Osicom. As of January 31, 1998, Osicom began accruing interest on the outstanding balance at prime rate plus 3% per year. Interest expense attributable to borrowings from Osicom amounted to $264,500 and $353,000 for the years ended January 31, 2000 and 1999, respectively. The amount due to Osicom was repaid following the Company's initial public offering in the fiscal year ended January 31, 2000.

         In the ordinary course of business a wholly-owned subsidiary of Osicom, Uni-Precision Industrial, Ltd., manufactured and assembled products for the Company on a competitive bid basis. During the years ended January 31, 2000, 1999 and 1998 purchases from Uni-Precision were $3,365,900, $1,557,200 and $775,600 of which $56,900 and $538,300 were unpaid at January 31, 2000 and 1999.


H. LEASES AND OTHER COMMITMENTS

  (i) Leases

         Rental expense under operating leases was $455,800, $460,500 and $330,800 for the years ended January 31, 2000, 1999 and 1998, respectively. The table below sets forth minimum payments under operating leases with remaining terms in excess of one year, at January 31, 2000:

                                                               OPERATING
                                                                 LEASES
                                                             --------------
    2001................................................        $ 615,600
    2002................................................          700,000
    2003................................................          699,300
    2004................................................           57,600
                                                             --------------
                                                              $ 2,072,500
                                                             ==============


         In July 1999, the Company entered into a capital lease for certain equipment that expires in June 2002. At January 31, 2000, the net book value of the equipment under the capital lease amounted to $210,200. The remaining capital lease obligation is $203,100 at January 31, 2000.

  (ii) Other Commitments

         During the fiscal year ended January 31, 2000, the Company entered a technology development agreement with an entity and made a payment of $500,000, representing a deposit for future services, in accordance with the agreement. This payment is included in other assets in the accompanying balance sheet at January 31, 2000. Additional payments totaling $2,000,000 are required under the agreement. The timing of the additional payments is based on delivery and acceptance of product. Payments required under this agreement are for products for which technological feasibility has been established. Accordingly, all payments will ultimately be recorded as capitalized software costs and amortized over the estimated two to three year lives of the underlying products.

(iii) Employment Contracts

         The Company has employment agreements with certain executives. An agreement with the Vice President, Industrial Automation, Embedded Markets Europe provides for a base annual salary of $125,000 subject to annual review by the Compensation Committee and requires six months notice for termination without cause. An agreement with the Vice President, Finance and Chief Financial Officer contains provisions for the payment of one year's base annual salary and the vesting of his unvested stock options if his employment is terminated without cause. The Company has also agreed with the President that if the Company is sold to, or merges with, a company unaffiliated with the Company or Osicom, all of his stock options granted at the closing of the Company's initial public offering will vest immediately.

I. LITIGATION

         The Company is not aware of any claims or actions pending against it.

J. STOCKHOLDERS' EQUITY

         (i) The Company amended its Certificate of Incorporation in August 1998 to authorize the issuance of the following shares:
                 35,000,000 shares of Common Stock ($0.01 par value) 5,000,000 shares of Preferred Stock ($0.01 par value)

         The Company's Board of Directors has discretion to issue preferred stock in such series and with such preferences as it may designate without the approval of the holders of common shares. As of January 31, 2000 no such designations have been made.

         (ii) On June 30, 1999, the Company effected a 100,000-for-one stock split resulting in 10,000,000 shares being issued and outstanding post-split. In connection with the split, Osicom exchanged its 10,000,000 shares of common stock for 9,000,000 shares of non-voting and 1,000,000 shares of voting common stock.

         All shareholders' equity accounts have been retroactively restated to reflect the above changes.

         (iii) The Company completed an initial public offering on September 15, 1999 in which 6,037,500 million shares were offered at $7 per share (3,537,500 shares sold by the Company and 2,500,000 shares sold by Osicom). Proceeds to the Company, net of offering costs, were approximately $22.2 million.

         At January 31, 2000, the Company had outstanding 6,037,500 shares of voting common stock and 7,500,000 shares of non-voting common stock. All outstanding non-voting common stock is held by Osicom. No voting common stock was held by Osicom at January 31, 2000.


K. OTHER CAPITAL STOCK TRANSACTIONS AND BUSINESS ACQUISITIONS

         The Company does not have any capital stock transactions (other than those discussed in Note J) or business acquisitions to disclose.


L. STOCK OPTION PLANS AND STOCK AWARD PLAN

         The Company adopted two stock option plans in August 1998: The 1998 Incentive and Non-Qualified Stock Option Plan and the 1998 Director Option Plan. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success. All options are granted at prices not less than fair value at the date of grant. Such options generally become exercisable over periods of one to four years and have terms varying up to 10 years. The Company's stock option plans authorize the issuance of 6,800,000 shares of common stock for the grant of stock options.

         Additionally, certain employees of the Company hold options to purchase Osicom common stock under Osicom's stock option plans. All stock options were granted at not less than the fair market value on the date of grant and all were granted prior to the Company's initial public offering in September, 1999. Under the Osicom plans, options generally vested over a two-year period from the date of grant.

         The following table summarizes the activity in the Company's stock option plans (excluding activity related to Osicom's stock option plans):

                                                                                 Weighted Average
                                                         Number of Shares         Exercise Price
                                                        ------------------     -------------------

         Shares under option at January 31, 1999                       --                       --
           Granted......................................        3,320,778                  $  7.53
           Exercised....................................               --                       --
           Canceled.....................................           (5,325)                    7.00
                                                        -----------------
         Shares under option at January 31, 2000                3,315,453                     7.53
                                                        =================


         Additional information about outstanding options to purchase the Company's common stock at January 31, 2000 is as follows:


                                                             OUTSTANDING                                    EXERCISABLE
                                           -------------------------------------------------    -----------------------------------
                                                                    WEIGHTED AVERAGE
                EXERCISE PRICE                             ---------------------------------                     WEIGHTED AVERAGE
                   PER SHARE                 SHARES        LIFE (YEARS)     EXERCISE PRICE        SHARES          EXERCISE PRICE
         ------------------------------    ------------    -------------    ----------------    ------------    -------------------
         $7.00....................            3,102,703         9.62               $ 7.00            369,741          $  7.00
         $10.75 to $15.38.........              170,750         9.80                13.70              9,375            12.88
         $19.75 to $22.75.........               42,000         9.95                21.54                 --               --
                                           ------------                                         ------------
         $7.00 to $22.75..........            3,315,453         9.64                 7.53            379,116             7.15
                                           ============                                         ============

All stock options issued to employees have an exercise price not less than the fair market value of the common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation related to the grant of Company and Osicom options been determined based on the fair value at the grant dates in accordance with the method delineated in SFAS No. 123, the Company's income (loss) and per share amounts for the years ended January 31, 2000, 1999 and 1998 would have been revised to the pro forma amounts presented below:

                                                                     JANUARY 31,
                                               ---------------------------------------------------------
                                                     2000                1999                1998
                                               -----------------    ----------------    ----------------
         Net income (loss):
           As reported.................             $ 2,017,600        $(2,422,200)          $(176,400)
           Pro forma...................                 734,200        $(2,702,200)          $(528,300)
         Basic income (loss) per share:
           As reported.................             $      0.18        $     (0.24)          $   (0.02)
           Pro forma...................                    0.06        $     (0.27)          $   (0.05)
         Diluted income per share:
           As reported.................             $      0.17        $     (0.24)          $   (0.02)
           Pro forma...................                    0.06        $     (0.27)          $   (0.05)

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for Netsilicon option grants during the year ended January 31, 2000: expected life of option 4.5 years, expected volatility of 45.8%, risk-free interest rate of 5.88% and a 0% dividend yield. The fair value, at date of grant, using these assumptions was $3.18 to $10.34 per option and the weighted average was $3.42. The assumptions for grants of Osicom options for the years ended January 31, 2000 and 1999 were: expected life of option 3 years, expected volatility of 45%, risk-free interest rate of 5.28% and a

0% dividend yield. The fair value, at date of grant, using these assumptions was $1.23 to $9.52 per option and the weighted average was $5.57 in 2000 and $3.11 in 1999. The assumptions for grants of Osicom options for the year ended
January 31, 1998 were: expected life of option of 3 years, expected volatility of 45%, risk-free interest rate of 5.35% and a 0% dividend yield. The fair value, at date of grant, using these assumptions was $2.04 to $11.44 per option and the weighted average was $5.27.

Nonemployee Stock Options Issued for Services

         During the year ended January 31, 2000, the Company issued nonstatutory options to non-employees for the purchase of 25,000 shares of common stock at a weighted average exercise price of $7.00 per share. Such options were granted for services provided during the year. Accordingly, the Company recorded the $78,700 fair value of such awards (using the Black-Scholes option-pricing model) as an expense in the accompanying financial statements.

M. INCOME TAXES

         The Company's provision for taxes on income consists of the following:


                                                                  YEARS ENDED JANUARY 31,
                                                      ------------------------------------------------
                                                          2000             1999             1998
                                                      -------------     -----------    ---------------
               Income taxes:
                Current.......................              $   --          $   --          $      --
               Deferred.......................                  --              --                 --
                                                      -------------     -----------    ---------------
               Total..........................                  --              --                 --
                 Allocation of tax expense to
                 discontinued operations......                  --              --            493,000
                                                      -------------     -----------    ---------------
               Income tax benefit.............             $    --          $   --          $ 493,000
                                                      =============     ===========    ===============


         The Company's operations generate permanent and temporary differences for depreciation, amortization and valuation allowances. The Company has recorded a 100% valuation allowance against its deferred tax assets, including net operating loss and research credit carryforwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets and liabilities are comprised of the following:

                                                                      JANUARY 31,
                                                            ---------------------------------
                                                                2000               1999
                                                            --------------    ---------------

         Deferred tax assets:
           Valuation allowances....................             $ 559,800          $ 178,900
           Research and development credits........               221,000            210,200
           Tax loss carryforward...................             1,480,900          1,582,200
           Other...................................               150,500             39,800
                                                            --------------    ---------------
                       Gross deferred tax assets...             2,412,200          2,011,100
           Less: valuation allowance...............            (2,087,400)        (1,812,800)
                                                            --------------    ---------------
         Deferred tax asset........................               324,800            198,300
                                                            --------------    ---------------
         Deferred tax liabilities:
           Software developments costs.............              (324,800)          (198,300)
                                                            --------------    ---------------
                       Deferred tax liabilities....              (324,800)          (198,300)
                                                            --------------    ---------------
                       Net deferred tax asset
                       (liability).................             $      --          $      --
                                                            ==============    ===============


         At January 31, 2000, the Company has federal net operating losses of approximately $3,513,400 and research and development credits of $221,000 that may be available to reduce future taxable income; these carryforwards expire at various dates through 2014. The Internal Revenue Code of 1986, as amended, reduces the extent to which NOLs and tax credit carryforwards may be utilized in a single taxable year in the event there has been an ownership change of a company as defined by applicable Code provisions. The acquisition of the Company by Osicom in September 1996 resulted in such an ownership change. $558,900 of the

 Company's NOLs expiring in the year ending January 31, 2010 are subject to an annual limitation of approximately $290,000. Further ownership changes, as defined by the Code, may reduce the extent to which any net operating losses and credits may be utilized. These carryforwards expire as follows:



                                          NOL             CREDITS
                                     -------------      ------------
         2008.................        $       --          $ 54,800
         2009.................                --           102,300
         2010.................           384,800            63,900
         2013.................           998,100                --
         2014.................         2,130,500                --
                                     -------------      ------------
                                      $3,513,400          $221,000
                                     =============      ============


         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% is as follows:


                                                                               YEARS ENDED JANUARY 31,
                                                                 -----------------------------------------------------
                                                                     2000               1999                1998
                                                                 --------------    ---------------     ---------------
         Income (loss) before income taxes from continuing
         operations                                                 $2,017,600       $(2,132,400)        $(1,346,000)
                                                                 ==============    ===============     ===============

         Theoretical tax expense (benefit) at 35%......               $706,200       $  (746,300)        $  (471,100)
         Taxable income absorbed by former parent......               (988,600)               --                  --
         Impact of non-qualified stock options.........                     --           (24,300)            (60,000)
         Impact of state taxes and other...............                186,300          (284,900)            (83,600)
         Change in valuation allowance.................                 96,100         1,055,500             121,700
                                                                 --------------    ---------------     ---------------
         Income tax benefit............................             $       --       $        --         $  (493,000)
                                                                 ==============    ===============     ===============


N. EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share:

                                                                                 YEARS ENDED JANUARY 31,
                                                                -------------------------------------------------------
                                                                      2000                1999               1998
                                                                -----------------    ---------------     --------------

         Net income (loss).................................           $2,017,600       $(2,422,200)         $(176,400)
         Less: preferred dividends.........................                   --                --                 --
                                                                -----------------    ---------------     --------------
         Net income (loss) available to
           common shareholders used
           in basic EPS....................................           $2,017,600       $(2,422,200)         $(176,400)
                                                                =================    ===============     ==============

         Average number of common
           shares used in basic EPS........................           11,326,600        10,000,000         10,000,000
                                                                =================    ===============     ==============

         The Company had a net loss for the fiscal years ending January 31, 1999 and 1998. Accordingly, the effect of dilutive securities including warrants to acquire common stock and stock options, vested and non-vested, are not included in the calculations of EPS because their effect would be anti-dilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                    YEARS ENDED JANUARY 31,
                                                  ----------------------------------------------------------
                                                        2000                  1999                  1998
                                                  ----------------      ---------------        -------------
         Net income (loss) available to
           common shareholders used
           in basic EPS...................              $2,017,600         $(2,422,200)           $(176,400)
         Adjustments.....................                       --                  --                   --
                                                  ----------------      ---------------        -------------
         Net income (loss) available to
           common shareholders after
           assumed conversions of
           dilutive securities.............             $2,017,600         $(2,422,200)           $(176,400)
                                                  ================      ===============        =============

         Average number of common
           shares used in basic EPS                     11,326,600          10,000,000           10,000,000
         Effect of dilutive securities:
                       Stock options.........              651,600                  --                   --
                                                  ----------------      ---------------        -------------
         Average number of common
           shares and dilutive potential
           common stock used in
           dilutive EPS...................              11,978,200          10,000,000           10,000,000
                                                  ================      ===============        =============

         The shares issuable upon exercise of options and warrants represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. For the year ended January 31, 2000, 42,000 options were excluded from the calculation of diluted income per share, as their effect would be anti-dilutive.


O. SUPPLEMENTAL CASH FLOW DISCLOSURES

         Cash paid for interest and income taxes are as follows:

                                                                     YEARS ENDED JANUARY 31,
                                             -----------------------------------------------------
                                                   2000               1999              1998
                                             -----------------    -------------     --------------

        Interest........................            $898,400         $262,800           $118,500
        Income Taxes....................            $     --         $     --           $     --
                                             =================    =============     ==============

         Non-cash investing and financing activities are as follows:

                                                                     YEARS ENDED JANUARY 31,
                                                       ----------------------------------------------------
                                                            2000                1999              1998
                                                       ----------------    ---------------     ------------

        Unrealized losses on investments..........            $(26,400)            $   --           $   --
        Common stock options issued to
        non-employees.............................             $78,700             $   --           $   --

        Capital leases entered into during the
        year......................................            $240,200             $   --           $   --
                                                       ================    ===============     ============

P. CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, the Company places its temporary cash investments with high credit financial institutions.

         Substantially all of the Company's OEM customers in the imaging market are headquartered in Japan. The current economic conditions existing in many Asian countries, including Japan, are uncertain and may have a significant effect on the business operations of such OEM customers. Consequently, the Company's dependence on its OEM customers in the imaging market in Japan and the uncertain factors affecting Japan's economic condition could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

         Although the Company is directly affected by the economic well being of its significant customers listed in the following tables, management does not believe that significant credit risk exists at January 31, 2000. The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral.

         The following data shows the customers accounting for more than 10% of net receivables:

                                                 JANUARY 31,
                                          ------------------------
                                            2000            1999
                                          --------        --------

Customer A...............................   24.7%           13.7%
Customer B...............................   15.3            18.5
Customer C...............................   11.0             6.1
Customer D...............................    7.2            19.7



         The following data shows the net sales to major customers (customers who represented 10% or more of net sales during any of the periods shown) as a percentage of net sales:


                             YEARS ENDED JANUARY 31,
                       -------------------------------------
                         2000          1999          1998
                       ----------    ----------    ---------

Customer A               25.8%          4.3%           --  %
Customer B               23.8           9.6           2.9
Customer E               12.5          11.6           7.1
Customer D                5.1          11.4           8.8
Customer F                2.7          11.6           8.7
Customer G                1.3           3.5          10.8
Customer H                0.7           7.2          13.8
Customer I                0.6           7.9          33.7

Q. DISCONTINUED OPERATION

         Effective May 1, 1998 the Company sold its Stand-Alone Print Server Line to Osicom as described in Note A. The agreement provides for the terms and conditions of the transfer by the Company to Osicom of the right to manufacture and sell Stand-Alone Print Server products. The agreement provides that Osicom shall have the right to manufacture and sell the Company's Stand- Alone Print Servers to distributors who will then market such products directly to the consumer. The Company has assigned accounts receivables accruing after July 31, 1998, computer software and furniture, fixtures, equipment, software licenses and trademarks to Osicom. Osicom will pay any future licensing fees. Osicom has the option to acquire inventory of Stand-Alone Print Servers at the Company's cost during the period of the agreement. The agreement requires the Company to provide certain engineering support to Osicom, for which Osicom shall pay 100% of the actual cost of such support to the Company. It also requires Osicom to assign all its rights in the trademark NET+ARM to the Company and requires Osicom to use its best efforts to obtain a consent in writing from ARM Limited to the assignment of the rights to NET+ARM. The agreement is for one year unless earlier terminated by mutual agreement. Lastly, Osicom has agreed to cause certain intellectual property previously owned by Osicom to be co-owned by the Company and Osicom.

         The Company entered into a supply agreement with Osicom pursuant to which the Company sells to Osicom several products, including the NET+ARM chips for fixed prices. The prices are subject to change consistent with any changes in the Company's costs for such products. The agreement also provides that Osicom manufactures products for the Company at Osicom's best price, as determined by mutual agreement. The agreement has a term of five years and does not obligate Osicom to purchase any products from the Company or the Company to utilize Osicom for manufacturing.

         The Company and Osicom entered into a one-year sublease agreement for approximately 6,000 square feet of office space at the Company's facilities for an annual rental of $88,000 per year payable quarterly. The sublease terminated in September, 1999.


R. SEGMENT INFORMATION

Information in the table below is presented on the same basis utilized by the Company to manage its business. Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates.

                                                                 YEARS ENDED JANUARY 31,
                                               -----------------------------------------------------------
                                                    2000                 1999                  1998
                                               ---------------      ----------------     -----------------
         Net sales:
           United States..................        $15,917,000           $ 6,604,600           $ 5,653,500
           Asia............................        14,153,100             5,277,400             1,150,700
           Europe.........................          1,575,700             1,475,000             1,089,500
           Other...........................           195,100                16,000                26,600
                                               ---------------      ----------------     -----------------
                      Total net sales.........    $31,840,900           $13,373,000           $ 7,920,300
                                               ===============      ================     =================

         Other net sales includes sales to Australia and Canada for each period presented. There were no long-lived assets at any foreign locations during the years presented.


S. VALUATION AND QUALIFYING ACCOUNTS

         Changes in the inventory valuation reserve were as follows:


                   Balance at January 31, 1997.........................          $ 391,000
                    Additions charged to costs and expenses............            146,000
                    Amounts used during year...........................           (345,000)
                                                                              ---------------
                   Balance at January 31, 1998.........................            192,000
                    Additions charged to costs and expenses............            131,800
                    Amounts used during year...........................           (199,200)
                                                                              ---------------
                   Balance at January 31, 1999.........................            124,600
                    Additions charged to costs and expenses............            554,500
                    Amounts used during year...........................            (54,100)
                                                                              ---------------
                   Balance at January 31, 2000.........................          $ 625,000
                                                                              ===============

         Changes in the accounts receivable and sales valuation reserves were as follows:

                   Balance at January 31, 1997.........................          $ 280,000
                    Additions charged to costs and expenses............             22,600
                    Amounts used during year...........................           (285,500)
                                                                              ---------------
                   Balance at January 31, 1998.........................             17,100
                    Additions charged to costs and expenses............            312,000
                    Amounts used during year...........................            (29,100)
                                                                              ---------------
                   Balance at January 31, 1999.........................            300,000
                    Additions charged to costs and expenses............            443,900
                    Amounts used during year...........................            (40,900)
                                                                              ---------------
                   Balance at January 31, 2000.........................          $ 703,000
                                                                              ===============

                                  EXHIBIT INDEX

           EXHIBIT                                            DESCRIPTION
           -------                                            -----------                                            ----
           NUMBER                                                                                                    PAGE
           -------                                                                                                   ----

           3.1            Restated Articles of Organization of the Company, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 File No. 333-62231, and
                          incorporated herein by reference)
           3.2            Restated By-Laws of the Company, as amended (filed as Exhibit 3.2 to the
                          Company's Registration Statement on Form S-1, File No. 333-62231, and
                          incorporated herein by reference)
           4              Specimen of stock certificate for shares of common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 333-62231, and
                          incorporated herein by reference)
           10.1           NETsilicon, Inc. Amended and Restated 1998 Incentive and Non-qualified Stock
                          Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form
                          S-1, File No. 333-62231, and incorporated herein by reference)
           10.2           NETsilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (filed as
                          Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-1328,
                          and incorporated herein by reference)
           10.3           Supply Agreement between Osicom Technologies, Inc. and the Company dated as of May
                          1, 1998 (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1
                          File No. 333-62231, and incorporated herein by reference)
           10.4           Intercompany Agreement between Osicom Technologies, Inc. and the Company dated as of May 1, 1998 (filed as Exhibit 10.4 to the Company's Registration Statement on
                          Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.5           Agreement of Sublease between Osicom Technologies, Inc. and the Company dated as of August 1, 1998 (filed as Exhibit 10.5 to the Company's Registration Statement
                          on Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.6           Loan and Security Agreement between the Company and Coast Business Credit dated
                          October 11, 1996, as amended (filed as Exhibit 10.6 to the Company's Registration
                          Statement on Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.7           Amendment No. 2 to the Loan and Security Agreement between the Company and Coast
                          Business Credit dated October 28, 1998 (filed as Exhibit 10.7 to the Company's
                          Registration Statement on Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.8           Employment Agreement between the Company and Michael Evensen dated October 1, 1998
                          (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 File
                          No. 333-62231, and incorporated herein by reference)
           10.10          Trademark License Agreement between ARM Limited and Osicom Technologies Inc. dated
                          July 14, 1998 (filed as Exhibit 10.10 to the Company's Registration Statement on
                          Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.11          Software License Agreement between Integrated Systems, Inc. and Osicom
                          Technologies Inc. dated November 14, 1997, as amended (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 File No. 333-62231, and
                          incorporated herein by reference)
           10.12          License Agreement between Peerless Systems Corporation and Osicom Technologies,
                          Inc., DPI Print Server Division for Peerless Standard Input/Output (PSIO) dated
                          August 10, 1998 (filed as Exhibit 10.12 to the Company's Registration Statement on
                          Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.13          Novell Embedded Systems Technology Master Agreement between Novell, Inc. and
                          Digital Products, Inc., dated December 1, 1995, as amended (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 File No. 333-62231, and
                          incorporated herein by reference)
           10.14          Letter Agreement Amendment to Intercompany Agreement between Osicom Technologies,
                          Inc. and the Company (filed as Exhibit 10.14 to the Company's Registration
                          Statement on Form S-1 File No. 333-62231, and incorporated herein by reference)
           10.15          Letter Agreement between the Company and Cornelius Peterson VIII (filed as Exhibit
                          10.15 to the Company's Registration Statement on Form S-1 File No. 333-62231, and
                          incorporated herein by reference)
           23.1           Consent of BDO Seidman, LLP, independent accountants
           27.1           Financial Data Schedule