Form 10-Q
period 2000-04-29
NETSILICON INC
filed 2000-06-13
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         Exchange Act of 1934 for the quarterly period ended April 29, 2000.

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

                                 (781) 647-1234
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO
------------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

6,115,400 shares of Voting Common Stock, $0.01 par value, as of June 7, 2000 7,500,000 shares of Non-Voting Common Stock, $0.01 par value, as of June 7, 2000

                                NETsilicon, Inc.
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets
             April 29, 2000 and January 31, 2000.................................................  1

             Condensed Consolidated Statements of Income
             Three Months Ended April 29, 2000 and April 30, 1999................................  2

             Condensed Consolidated Statements of Cash Flows
             Three Months Ended April 29, 2000 and April 30, 1999................................  3

             Notes to Condensed Consolidated Financial Statements................................  4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................  5

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.............................. 20

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................... 20

ITEM 2.   Changes in Securities and Use of Proceeds.............................................. 21

ITEM 3.   Defaults Upon Senior Securities........................................................ 21

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................... 21

ITEM 5.   Other Information...................................................................... 21

ITEM 6.   Exhibits and Reports on Form 8-K....................................................... 21

Signatures....................................................................................... 21

Exhibit 27.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 NETSILICON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                APRIL 29, 2000        JANUARY 31, 2000
                                                                                --------------        ----------------
                                      ASSETS
CURRENT ASSETS
       Cash and equivalents                                                      $  6,833,200           $ 11,096,500
       Short-term investments                                                      11,284,400              8,203,700
       Accounts receivable, net                                                     3,455,900              2,266,000
       Inventory, net                                                               4,865,300              4,322,400
       Prepaid expenses and other current assets                                    1,031,100                798,900
                                                                                 ------------           ------------

            TOTAL CURRENT ASSETS                                                   27,469,900             26,687,500

PROPERTY AND EQUIPMENT, NET                                                         1,778,400              1,466,400

OTHER ASSETS                                                                        1,927,200              1,626,600
                                                                                 ------------           ------------

TOTAL ASSETS                                                                     $ 31,175,500           $ 29,780,500
                                                                                 ============           ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short term debt                                                           $         --           $    779,700
       Accounts payable                                                             3,142,700              3,013,200
       Due to affiliate                                                                55,600                 56,900
       Other current liabilities, including short term portion of
       capital lease obligation                                                     4,248,800              3,322,700
                                                                                 ------------           ------------
            TOTAL CURRENT LIABILITIES                                               7,447,100              7,172,500
                                                                                 ------------           ------------

CAPITAL LEASE OBLIGATION - Less current portion                                        22,200                125,100
                                                                                 ------------           ------------
            TOTAL LIABILITIES                                                       7,469,300              7,297,600
                                                                                 ------------           ------------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.01 par value; 5,000,000 authorized;
          non issued                                                                       --                     --

       Common stock, $0.01 par value; 35,000,000 authorized; issued and outstanding:
            Voting (6,098,375 and 6,037,500 shares)                                    61,000                 60,400
            Non-Voting (7,500,000 shares)                                              75,000                 75,000
       Additional paid-in capital                                                  25,181,700             24,755,400
       Accumulated other comprehensive loss                                           (10,600)               (26,400)
       Accumulated deficit                                                         (1,600,900)            (2,381,500)
                                                                                 ------------           ------------
            TOTAL STOCKHOLDERS' EQUITY                                             23,706,200             22,482,900
                                                                                 ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 31,175,500           $ 29,780,500
                                                                                 ============           ============


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                         APRIL 29, 2000        APRIL 30, 1999
                                                         --------------        --------------

NET SALES                                                 $  9,009,700          $  5,814,500
COST OF SALES                                                3,395,900             3,120,100
                                                          ------------          ------------

GROSS MARGIN                                                 5,613,800             2,694,400
                                                          ------------          ------------

OPERATING EXPENSES
     Selling and marketing                                   2,567,800             1,325,600
     Engineering, research and development                   1,509,600               502,100
     General and administrative                                980,000               612,800
                                                          ------------          ------------

          TOTAL OPERATING EXPENSES                           5,057,400             2,440,500
                                                          ------------          ------------


OPERATING INCOME                                               556,400               253,900

     Interest income (expense)                                 224,200              (238,400)
                                                          ------------          ------------

INCOME BEFORE TAXES
     ON INCOME                                                 780,600                15,500

     Taxes on income                                                --                    --
                                                          ------------          ------------


NET INCOME                                                $    780,600          $     15,500
                                                          ============          ============


NET INCOME PER COMMON SHARE
          Basic                                           $       0.06          $       0.00
          Diluted                                                 0.05                  0.00

SHARES USED IN PER SHARE CALCULATION
          Basic                                             13,568,576            10,000,000
          Diluted                                           15,864,715            10,000,000


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                      APRIL 29, 2000         APRIL 30, 1999
                                                                      --------------         --------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                        $    780,600           $     15,500
     Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation and amortization                                     327,300                170,000
          Changes in operating assets and liabilities:
              Accounts receivable                                        (1,189,900)              (517,700)
              Inventories                                                  (542,900)              (359,800)
              Other current assets                                         (232,200)               108,400
              Accounts payable                                              129,500                793,100
              Other current liabilities                                     962,600                336,800
                                                                       ------------           ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                 235,000                546,300
                                                                       ------------           ------------
CASH FLOW USED IN INVESTING ACTIVITIES:
     Purchases of short-term investments                                 (3,064,900)                    --
     Purchases of property and equipment                                   (523,600)               (77,400)
     Software development costs                                            (161,100)              (315,500)
     Other assets                                                          (255,200)              (103,400)
                                                                       ------------           ------------
                  NET CASH USED IN INVESTING ACTIVITIES                  (4,004,800)              (496,300)
                                                                       ------------           ------------
CASH FLOW USED IN FINANCING ACTIVITIES:
     Repayments of affiliate advances                                        (1,300)              (866,200)
     Proceeds (repayments) of short-term debt, net (including
     repayment of capital lease obligation)                                (919,100)               263,100
     Proceeds from exercise of stock options                                426,900                     --
                                                                       ------------           ------------
                  NET CASH USED IN FINANCING ACTIVITIES                    (493,500)              (603,100)
                                                                       ------------           ------------
DECREASE IN CASH AND EQUIVALENTS                                         (4,263,300)              (553,100)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                               11,096,500                582,600
                                                                       ------------           ------------

CASH AND EQUIVALENTS - END OF PERIOD                                   $  6,833,200           $     29,500
                                                                       ============           ============


         See accompanying notes to condensed consolidated financial statements.

                                NETsilicon, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   Basis of presentation:

          In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of NETsilicon, Inc.'s (the "Company") financial position, results of operations and cash flows for this interim period. This quarterly information should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Form 10-K as filed with the Securities and Exchange Commission ("SEC") on May 1, 2000.

          The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

          Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or stockholders' equity.

          Operating results for the interim period are not necessarily indicative of results that may be expected for the entire fiscal year.

2.   Inventories:

          Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs, which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                 Inventory              April 29, 2000     January 31, 2000
                                       ------------------------------------

                 Raw material             $3,507,000          $2,518,600
                 Work in process           1,095,000           1,693,400
                 Finished Goods              263,300             110,400
                                          ----------          ----------
                 Total Inventory          $4,865,300          $4,322,400
                                          ==========          ==========


3.   Earnings per share calculation:

          Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive potential common shares which consist of shares issuable under stock benefit plans.

          The following is a reconciliation of the numerator and denominators of the basic and diluted per share computations:

                                                          Three months ended
                                                    ----------------------------------
                                                    April 29, 2000      April 30, 1999
                                                    --------------      --------------

          Net income available to common
          shareholders, basic and diluted            $   780,600          $    15,500
                                                     ===========          ===========

          Weighted-average number of
          common shares used in basic
          earnings per share                          13,568,576           10,000,000

          Effect of dilutive securities -
          stock options                                2,296,139                   --
                                                     -----------          -----------

          Weighted-average number of common
          shares and dilutive potential
          common stock used in dilutive
          earnings per share                          15,864,715           10,000,000
                                                     ===========          ===========

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

4.   Recently issued accounting standards:

          In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. Adoption of SFAS No. 133, as amended, is not expected to have a material impact on our results of operations, financial position or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Some of the information in this discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. These statements include statements regarding our financial performance, product development plans, projected capital expenditures, liquidity and business strategy. Forward-looking statements typically are identified by use of terms such as may, will, expect, anticipate, estimate and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including delays in product introductions, interruptions in supply and competitive product introductions. You should also consider carefully the "Business" and "Risk Factors" sections contained in the Company's 2000 Form 10-K as filed with the SEC and the "Risk Factors" section contained herein, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

          You should read this discussion together with the unaudited financial statements and other information included in this document.


          OVERVIEW

          We develop and market semiconductor devices and software products designed to meet the networking requirements of embedded systems. We commenced our operations in 1984 as Digital Products, Inc. From our inception, we have developed and marketed networking products for embedded systems that enable the connection of electronic devices to networks.

          In September 1996, Osicom Technologies, Inc. ("Osicom") acquired all of our outstanding capital stock from our stockholders. We were a wholly-owned subsidiary of Osicom from the date of the acquisition through our initial public offering in September of 1999.


          RESULTS OF OPERATIONS

          The following table sets forth information derived from our Statement of Operations expressed as a percentage of net sales for the three month periods ended April 29, 2000 and April 30, 1999.

                                           Three months ended
                                     ------------------------------
                                     April 29, 2000  April 30, 1999
                                     --------------  --------------
Net sales                                100.0%           100.0%
Cost of sales                             37.7             53.7
                                         -----            -----
Gross margin                              62.3             46.3
                                         -----            -----

Operating expenses:
  Selling and marketing                   28.5             22.8
  Engineering, research and               16.8              8.6
  General and administrative              10.9             10.5
                                         -----            -----
Total operating expenses                  56.2             41.9
                                         -----            -----

Operating income                           6.1              4.4

Interest (income) expense                 (2.5)             4.1
                                         -----            -----

Income before taxes on income              8.6              0.3

Taxes on income                             --               --

Net income                                 8.6%             0.3%
                                         =====            =====


          Three Months Ended April 29, 2000 Compared to Three Months Ended April 30, 1999

          Net sales. Net sales increased to $9.0 million for the three months ended April 29, 2000 from $5.8 million for the three months ended April 30, 1999, representing an increase of 55.0%. The increase in net sales was due primarily to an increase in OEM customers to which we shipped product from 27 for the three months ended April 1999 to 46 for the three months ended April 2000. Furthermore, the increase is attributable to increased sales to existing OEM imaging customers due to greater demand for their products and an increase in the number of projects we have with these customers. Backlog for our products and services was approximately $9.5 million and $8.4 million at April 29, 2000 and April 30, 1999, respectively, all of which was scheduled to be shipped within 12 months.

          Cost of sales; gross margin. Costs of goods sold consists principally of the cost of raw material components and subcontract labor assembly from outside manufacturers and suppliers. Gross margin increased to $5.6 million, or 62.3% of net sales, for the three months ended April 29, 2000 from $2.7 million, or 46.3% of net sales, for the three months ended April 30, 1999, representing an increase of 108.4%. The increase in gross margin percent for the three months ended April 29, 2000 from the prior year period was due primarily to (i) material and subcontract labor cost reductions which were partially attributable to the increased sales volume, (ii) increases in non-recurring engineering fees related to new OEM imaging projects and royalties and (iii) a gradual shift in product mix to higher margin embedded market products, including our new NET+OS product which was released in April, 2000.

          Selling and marketing expenses. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows and travel expense. Selling and marketing expenses increased from $1.3 million, or 22.8% of net sales, for the three months ended April 30, 1999 to $2.6 million, or 28.5% of net sales, for the three months ended April 29, 2000, representing an increase of 93.7%. The increase was the result of (i) additional sales commissions due to increased sales volume and the expansion of our network of manufacturing representatives, distributors and authorized developers, (ii) additional payroll costs related to the expansion of our direct sales and marketing teams in the United States, Europe and Asia from 27 employees in April of 1999 to 44 employees in April of 2000 and (iii) greater marketing costs associated with the introduction of new products, greater participation in trade shows and costs associated with internet and web marketing activities.

          Engineering, research and development. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities. Engineering, research and development expenses increased to $1.5 million, or 16.8% of net sales, for the three months ended April 29, 2000 from $502,000, or 8.6% of net sales, for the three months ended April 30, 1999, representing an increase of 200.7%. This increase is due primarily to increased payroll costs associated with an increase in headcount, as well as increases in contract labor and consulting costs related to our investment in product development, including investments in the development of products supporting the Linux operating system and Java programming language. Furthermore, the increase is due to higher recruiting costs and increased depreciation and amortization of purchased software tools.

          General and administrative expenses. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and reserves for accounts receivable allowances. General and administrative expenses increased to $980,000, or 10.9% of net sales, for the three months ended April 29, 2000 from $613,000, or 10.5% of net sales, for the three months ended April 30, 1999, an increase of 59.9%. The increase in expenses is attributable to higher payroll costs related to an increase in headcount in addition to increased legal, accounting and insurance costs associated with becoming a public entity and costs associated with the continued development of our MIS group.

          Interest income/expense. Interest income includes interest earned on cash and short-term investment balances. Interest expense is the result of our borrowings against our line of credit with our former lender, Coast Business Credit, and the interest charged by our former sole shareholder, Osicom, for our borrowings from Osicom. Net interest income for the three months ended April 29, 2000 was $224,000, or 2.5% of net sales, and consisted of interest earned on cash and short-term investment balances which was offset in part by approximately $16,000 of interest expense. Interest expense for the three months ended April 30, 1999 was $238,000, or 4.1% of net sales, and consisted of interest on borrowings from both our line of credit and Osicom. The increase in interest income and the decrease in interest expense from the three month period ended April 30, 1999 to the three month period ended April 29, 2000 are the result of the proceeds raised by the sale of our stock in conjunction with our initial public offering on September 15, 1999 and our subsequent repayment of amounts due Coast Business Credit and Osicom.

          Provision for income taxes. There was no net provision for income taxes for the three months ended April 29, 2000 and April 30, 1999 as the provision was offset by available net operating loss carryforwards.


          Liquidity and Capital Resources

          Prior to our public offering in September, 1999, we financed our operations through advances from Osicom and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At April 29, 2000 we had working capital of $20.0 million and cash and cash equivalents of $6.8 million.

          Our operating activities provided cash of $235,000 and $546,000 for the three month periods ended April 29, 2000 and April 30, 1999, respectively. Cash provided by operating activities in the three month period ended April 29, 2000 was attributable to net income, the non-cash impact of depreciation and amortization and an increase in other current liabilities, offset in part by increases in accounts receivable and inventories which were related to the growth in sales and demand for our products. Cash provided in the three month period ended April 30, 1999 was attributable to increases in accounts payable and other current liabilities, offset in part by increases in accounts receivable and inventories.

          In order to support our anticipated growth, we expect that our sales and marketing expenses, engineering, research and development expenses and general and administrative expenses each will increase in the fiscal year ending January 31, 2001 and thereafter compared to the amounts of such expenses in the fiscal year ending January 31, 2000. There can be no assurance that our available cash and cash flow from operations will be sufficient to fund such additional expenses.

          Our standard payment terms are net 30 days. While we actively pursue collection within that time, receivables have frequently taken longer to collect in part because we sell products to large companies in Asia.

          Our investing activities used cash of $4.0 million and $496,000 during the three months ended April 29, 2000 and April 30, 1999, respectively. Cash used in investing activities during the three months ended April 29, 2000 related primarily to purchases of $3.1 million of short-term investments and $524,000 of property and equipment. Cash used in investing activities during the three months ended April 30, 1999 related primarily to software development costs of $316,000.

          Cash used in financing activities was $494,000 and $603,000 during the three months ended April 29, 2000 and April 30, 1999, respectively. Cash used in financing during the period ended April 29, 2000 related to repayments of short-term debt in the amount of $919,000 which were offset in part by proceeds from the exercise of stock options of $427,000. Cash used in the period ended April 30, 1999 was attributable to $866,000 of repayments of affiliate advances which were offset in part by net proceeds from short-term debt of $263,000.

          During the three months ended April 29, 2000 we repaid the balance due on our line of credit with Coast Business Credit and terminated the credit facility. We are in the process of negotiating and securing a replacement credit facility.

          During the fiscal year ended January 31, 2000, we entered into a technology development agreement with an entity and made a payment of $500,000, representing a deposit for future services, in accordance with the agreement. This payment is included in other assets in the accompanying balance sheet at April 29, 2000. Additional payments totaling $2,000,000 are required under the agreement. The timing of the additional payments is based on delivery and acceptance of product. Payments required under this agreement are for products for which technological feasibility has been established. Accordingly, all payments will ultimately be recorded as capitalized software costs and amortized over the estimated two to three year lives of the underlying products.

          We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through the next 12 months. Nonetheless, we may elect to sell additional equity securities, subject to the provisions of our 365-day lock-up agreement with the underwriters of our initial public offering, or to obtain additional credit. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which we maintain inventory and accounts receivable; the market acceptance of our products; the levels of promotion and advertising required to launch products or enter markets and attain a competitive position in the marketplace; volume pricing concessions; our business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to our products; and our relationships with suppliers and customers. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. To the extent that the funds generated from this offering, together with existing resources and cash generated from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our shareholders and us. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of us will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of our common stock. If adequate funds are not available to satisfy short- or long-term capital requirements, we may be required to limit our operations significantly.


          Risk Factors

          You should carefully consider the following risks before investing in our common stock. These are not the only risks facing our company. Additional risks may also impair our business operations. If any of the following risks come to fruition, our business, results of operations or financial condition could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, and incorporated by reference, including the "Risk Factors" section contained in the Company's 2000 Form 10-K and our financial statements and the accompanying notes.

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

          WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAKE FUTURE OPERATING RESULTS AND PROFITABILITY DIFFICULT TO PREDICT.

          We incurred net losses from continuing operations for the fiscal years ended January 31, 1997, 1998 and 1999. At April 29, 2000, we had an accumulated deficit of $1.6 million. Although we were profitable in fiscal year 2000, there can be no assurance that we will be able to maintain profitability on a quarterly or annual basis in the future. In addition, revenue growth is not necessarily indicative of future operating results and there can be no assurance that we will be able to sustain revenue growth. We continue to invest significant financial resources in product development, marketing and sales, and a failure of such expenditures to result in significant increases in revenue could have a material adverse effect on us. Due to the limited history and undetermined market acceptance of our new products, the rapidly evolving nature of our business and markets, potential changes in product standards that significantly influence many of the markets for our products, the high level of competition in the industries in which we operate and the other factors described elsewhere in Risk Factors, there can be no assurance that our investment in these areas will result in increases in revenue or that any revenue growth that is achieved can be sustained. Our history of losses, coupled with the factors described below, make future operating results difficult to predict. We and our future prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that we will be profitable in any future period.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Not applicable.

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


                                          NETsilicon, Inc.
                                          ------------------------------------
                                          Registrant

Date  June 12, 2000                    By /s/ Cornelius Peterson VIII
     ----------------                     ------------------------------------
                                          Cornelius Peterson VIII, President,
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

Date  June 12, 2000                   By  /s/ Daniel J. Sullivan
     ----------------                     ------------------------------------
                                          Daniel J. Sullivan, Vice President,
                                          Finance, Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)