Form 10-Q
period 2000-07-29
NETSILICON INC
filed 2000-09-12
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      Exchange Act of 1934 for the quarterly period ended July 29, 2000.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      Exchange Act of 1934 for the transition period from ____ to ____.


                         Commission file number 0-26761


                                NETsilicon, Inc.
             (Exact name of registrant as specified in its charter)


                 MASSACHUSETTS                         04-2826579
            (State of incorporation)        (I.R.S. Employer Identification No.)


         411 WAVERLEY OAKS RD., BLDG. 227, WALTHAM, MASSACHUSETTS 02452
                     (Address of principal executive office)

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

                                  Yes X    No
                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

6,232,375 shares of Voting Common Stock, $0.01 par value, as of September 8, 2000

7,500,000 shares of Non-Voting Common Stock, $0.01 par value, as of September 8, 2000

                                NETsilicon, Inc.
                                TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets July 29, 2000 and January 31, 2000..............   3

             Condensed Consolidated Statements of Income
             Three Months and Six Months Ended July 29, 2000 and July 31, 1999.....................   4

             Condensed Consolidated Statements of Cash Flows
             Three Months and Six Months Ended July 29, 2000 and July 31, 1999.....................   5

             Notes to Condensed Consolidated Financial Statements..................................   6-7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................   8-23

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk................................   23

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings........................................................................   23

ITEM 2.   Changes in Securities and Use of Proceeds................................................   24

ITEM 3.   Defaults Upon Senior Securities..........................................................   24

ITEM 4.   Submission of Matters to a Vote of Security Holders......................................   24

ITEM 5.   Other Information........................................................................   24

ITEM 6.   Exhibits and Reports on Form 8-K.........................................................   24

Signatures.........................................................................................   25

Exhibit 3.2

Exhibit 27.1


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                NETsilicon, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         JULY 29, 2000      JANUARY 31, 2000
                                                                         -------------      ----------------

                                      ASSETS
CURRENT ASSETS
       Cash and equivalents                                              $  5,716,100         $ 11,096,500
       Short-term investments                                              10,224,300            8,203,700
       Accounts receivable, net                                             4,862,800            2,266,000
       Inventory, net                                                       5,537,800            4,322,400
       Prepaid expenses and other current assets                            1,130,600              798,900
                                                                         ------------         ------------
            TOTAL CURRENT ASSETS                                           27,471,600           26,687,500

PROPERTY AND EQUIPMENT, NET                                                 2,394,100            1,466,400

OTHER ASSETS                                                                2,021,500            1,626,600
                                                                         ------------         ------------
TOTAL ASSETS                                                             $ 31,887,200         $ 29,780,500
                                                                         ============         ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term debt                                                   $       --           $    779,700
       Accounts payable                                                     3,941,000            3,013,200
       Due to affiliate                                                         1,100               56,900
       Other current liabilities, including short term portion of
       capital lease obligation                                             3,177,600            3,322,700
                                                                         ------------         ------------
            TOTAL CURRENT LIABILITIES                                       7,119,700            7,172,500

CAPITAL LEASE OBLIGATION - Less current portion                                  --                125,100
                                                                         ------------         ------------
            TOTAL LIABILITIES                                               7,119,700            7,297,600
                                                                         ------------         ------------
STOCKHOLDERS' EQUITY
       Preferred stock, $0.01 par value; 5,000,000 authorized;
          none issued                                                            --                   --

       Common stock, $0.01 par value; 35,000,000 authorized;
          issued and outstanding:
            Voting (6,142,375 and 6,037,500 shares)                            61,400               60,400
            Non- Voting (7,500,000 shares)                                     75,000               75,000
       Additional paid-in capital                                          25,489,300           24,755,400
       Accumulated other comprehensive loss                                    (3,100)             (26,400)
       Accumulated deficit                                                   (855,100)          (2,381,500)
                                                                         ------------         ------------
            TOTAL STOCKHOLDERS' EQUITY                                     24,767,500           22,482,900
                                                                         ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 31,887,200         $ 29,780,500
                                                                         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                                NETsilicon, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                  JULY 29, 2000       JULY 31, 1999       JULY 29, 2000       JULY 31, 1999
                                                  -------------       -------------       -------------       -------------
NET SALES                                         $  9,857,200        $  7,515,100         $ 18,866,900        $ 13,329,600
COST OF SALES                                        4,128,900           3,864,700            7,640,400           7,073,100
                                                  ------------        ------------         ------------        ------------
GROSS MARGIN                                         5,728,300           3,650,400           11,226,500           6,256,500
                                                  ------------        ------------         ------------        ------------
OPERATING EXPENSES
     Selling and marketing                           2,764,300           1,728,600            5,332,100           3,054,200
     Engineering, research and development           1,399,400             651,600            2,793,400           1,065,400
     General and administrative                      1,059,500             787,700            2,039,500           1,400,500
                                                  ------------        ------------         ------------        ------------
          TOTAL OPERATING EXPENSES                   5,223,200           3,167,900           10,165,000           5,520,100
                                                  ------------        ------------         ------------        ------------

OPERATING INCOME                                       505,100             482,500            1,061,500             736,400

     Interest income (expense)                         240,700            (174,600)             464,900            (413,000)
                                                  ------------        ------------         ------------        ------------
INCOME BEFORE TAXES
     ON INCOME                                         745,800             307,900            1,526,400             323,400

     Taxes on income                                      --                  --                   --                  --
                                                  ------------        ------------         ------------        ------------

NET INCOME                                        $    745,800        $    307,900         $  1,526,400        $    323,400
                                                  ============        ============         ============        ============


NET INCOME PER COMMON SHARE
          Basic                                   $       0.05        $       0.03         $       0.11        $       0.03
          Diluted                                 $       0.05        $       0.03         $       0.10        $       0.03

SHARES USED IN PER SHARE CALCULATION
          Basic                                     13,620,780          10,000,000           13,594,968          10,000,000
          Diluted                                   15,927,588          10,000,000           15,910,216          10,000,000



     See accompanying notes to condensed consolidated financial statements.

                                NETsilicon, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                             JULY 29, 2000        JULY 31, 1999
                                                                             -------------        -------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                              $  1,526,400         $    323,400
     Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
          Depreciation and amortization                                           662,100              495,600
          Changes in operating assets and liabilities:
              Accounts receivable                                              (2,596,800)           1,804,700
              Inventories                                                      (1,215,400)            (479,500)
              Other current assets                                               (331,700)              68,800
              Accounts payable                                                    927,800               40,800
              Other current liabilities                                           (86,100)             770,500
                                                                             ------------         ------------
                  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (1,113,700)           3,024,300
                                                                             ------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                       (1,997,300)                --
     Purchases of property and equipment                                       (1,371,900)            (186,000)
     Software development costs                                                  (304,100)            (508,800)
     Other assets                                                                (308,700)            (184,700)
                                                                             ------------         ------------
                  NET CASH USED IN INVESTING ACTIVITIES                        (3,982,000)            (879,500)
                                                                             ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments of affiliates advances                                            (55,800)          (1,460,500)
     Repayments of short-term debt, net                                          (779,700)            (744,900)
     Payments of capital lease obligation                                        (184,100)              (7,900)
     Proceeds from exercise of stock options                                      734,900                 --
                                                                             ------------         ------------
                  NET CASH USED IN FINANCING ACTIVITIES                          (284,700)          (2,213,300)
                                                                             ------------         ------------
DECREASE IN CASH AND EQUIVALENTS                                               (5,380,400)             (68,500)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                     11,096,500              582,600
                                                                             ------------         ------------
CASH AND EQUIVALENTS - END OF PERIOD                                         $  5,716,100         $    514,100
                                                                             ============         ============


     See accompanying notes to condensed consolidated financial statements.

                                NETsilicon, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Basis of presentation:

          In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of NETsilicon, Inc.'s (the "Company") financial position, results of operations and cash flows for these interim periods. This quarterly information should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Form 10-K as filed with the Securities and Exchange Commission ("SEC") on May 1, 2000.

          The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

          Certain prior period amounts have been reclassified to conform to the current period presentation. Included among these reclasses is the reclassification of amortization of capitalized software costs from engineering, research and development costs to cost of sales. These reclassifications had no effect on net income or stockholders' equity.

          Operating results for the interim period are not necessarily indicative of results that may be expected for the entire fiscal year.


2.   Inventories:

          Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs, which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                   July 29, 2000     January 31, 2000
                                   --------------    ----------------
          Raw material                $4,083,900          $2,518,600
          Work in process              1,311,200           1,693,400
          Finished goods                 142,700             110,400
                                   --------------    ----------------
          Total inventory             $5,537,800          $4,322,400
                                   ==============    ================


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

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations:

                                              Three months ended                   Six months ended
                                       ------------------------------        -----------------------------
                                         July 29,           July 31,          July 29,          July 31,
                                           2000               1999              2000              1999
                                       ------------       -----------        -----------       -----------
Net income available to common
shareholders, basic and diluted        $   745,800        $   307,900        $ 1,526,400        $   323,400
                                       ===========        ===========        ===========        ===========
Weighted-average number of
common shares used in basic
earnings per share                      13,620,780         10,000,000         13,594,968         10,000,000

Effect of dilutive securities -
stock options                            2,306,808               --            2,315,248               --
                                       -----------        -----------        -----------        -----------
Weighted-average number of
common shares and dilutive
potential common stock used in
dilutive earnings per share             15,927,588         10,000,000         15,910,216         10,000,000
                                       ===========        ===========        ===========        ===========

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

4.   Subsequent Events

          On August 31, 2000, the Company completed the acquisition of the strategic network technology assets of Pacific Softworks Technology ("Pacific"), a subsidiary of PASW, Inc. (formerly Pacific Softworks, Inc.). Pacific is a provider of embedded network protocols - software that enables electronic devices to communicate over local and wide area networks. The acquisition will be accounted for as a purchase. NETsilicon issued 90,000 shares of common stock in consideration of the purchased assets of Pacific.

          On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NETsilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December, 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. We believe we have meritorious defenses to the claims and intend to contest the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

5.   Recently issued accounting standards:

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for years beginning after June 15, 2000. Adoption of SFAS No. 133 and its amendments is not expected to have a material impact on our results of operations, financial position or cash flows.

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

          In September 1996, Osicom Technologies, Inc. ("Osicom") acquired all of our outstanding capital stock from our stockholders. We were a wholly-owned subsidiary of Osicom from the date of the acquisition through our initial public offering in September 1999.

          RESULTS OF OPERATIONS

          The following table sets forth information derived from our Statement of Operations expressed as a percentage of net sales for the three and six month periods ended July 29, 2000 and July 31, 1999.

                                        Three months ended           Six months ended
                                     ------------------------     ------------------------
                                      July 29,      July 31,       July 29,      July 31,
                                        2000          1999           2000          1999
                                     ----------    ----------     ---------     ----------
Net sales                              100.0%         100.0%        100.0%         100.0%

Cost of sales                           41.9           51.4          40.5           53.1
                                       -----          -----         -----          -----
Gross margin                            58.1           48.6          59.5           46.9
                                       -----          -----         -----          -----
Operating expenses:
  Selling and marketing                 28.0           23.0          28.3           22.9
  Engineering, research and             14.2            8.7          14.8
    development                          8.0
  General and administrative            10.7           10.5          10.8           10.5
                                       -----          -----         -----          -----
Total operating expenses                52.9           42.2          53.9           41.4
                                       -----          -----         -----          -----

Operating income                         5.2            6.4           5.6            5.5

Interest income (expense)                2.4           (2.3)          2.5           (3.1)
                                       -----          -----         -----          -----

Income before taxes on income            7.6            4.1           8.1            2.4

Taxes on income                           --             --            --             --

Net income                               7.6%           4.1%          8.1%           2.4%
                                       =====          =====         =====          =====

          Three and Six Months Ended July 29, 2000 Compared to Three and Six Months Ended July 31, 1999:

          Net sales. Net sales increased to $9.9 million for the three months ended July 29, 2000 from $7.5 million for the three months ended July 31, 1999, representing an increase of 31.2%. Net sales increased to $18.9 million for the six months ended July 29, 2000 from $13.3 million for the six months ended July 31, 1999, an increase of 41.5%.

          The increase in net sales was due primarily to an increase in OEM customers to which we shipped product from 30 for the period ended July 31, 1999 to 63 for the period ended July 29, 2000. Furthermore, the increase is attributable to increased sales to existing OEM imaging customers due to greater demand for their products and an increase in the number of projects we have with these customers. Backlog for our products and services was approximately $8.1 million and $11.1 million at July 29, 2000 and July 31, 1999, respectively, all of which was scheduled to be shipped within 12 months.

          Our embedded networking semiconductor and controller products accounted for 88.6% and 95.6% of total net sales for the six months ended July 29, 2000 and July 31, 1999, respectively. Software development tools and development boards accounted for 5.3% of total net sales for the six months ended July 29, 2000 and 1.2% of total net sales for the prior year six month period. Royalty, maintenance and service revenue was 6.0% and 3.2% of total net sales for the six months ended July 29, 2000 and July 31, 1999, respectively. Deferred revenue of $306,000 is included in other current liabilities at July 29, 2000.

          During the six months ended July 29, 2000, international sales accounted for 52.9% of net sales compared to 34.5% of net sales for the six month period ended July 31, 1999.

          Cost of sales; gross margin. Costs of goods sold consist principally of the cost of raw material components and subcontractor labor assembly from outside manufacturers and suppliers. Gross margin increased to $5.7 million, or 58.1% of net sales, for the three months ended July 29, 2000 from $3.7 million, or 48.6% of net sales, for the three months ended July 31, 1999, representing an increase of 56.9%. Gross margin increased 79.4% to $11.2 million, or 59.5% of net sales, for the six months ended July 29, 2000 from $6.3 million, or 46.9% of net sales, for the six months ended July 31, 1999.

          The increases in gross margin percent for the periods ended July 29, 2000 from the prior year periods were due primarily to (i) material and subcontractor labor cost reductions which were partially attributable to the increased sales volume, (ii) increases in non-recurring engineering fees related to new OEM imaging projects and royalties and (iii) a gradual shift in product mix to higher margin intelligent device market products, including our new NET+OS product which was released in April, 2000.

          Selling and marketing expenses. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows and travel expense. Selling and marketing expenses increased from $1.7 million, or 23.0% of net sales, for the three months ended July 31, 1999 to $2.8 million, or 28.0% of net sales, for the three months ended July 29, 2000, representing an increase of 59.9%. Similarly, selling and marketing expenses increased 74.6% to $5.3 million, or 28.3% of net sales, for the six months ended July 29, 2000 from $3.1 million, or 22.9% of net sales, for the six months ended July 31, 1999.

          The increase was the result of (i) additional sales commissions due to increased sales volume and the expansion of our network of manufacturing representatives, distributors and authorized developers,
          (ii) additional payroll costs related to the expansion of our direct sales and marketing teams in the United States, Europe and Asia from 30 employees in July, 1999 to 45 employees in July, 2000 and (iii) greater marketing costs associated with the introduction of new products, greater participation in trade shows and costs associated with internet and web marketing activities.

          Engineering, research and development. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities. Engineering, research and development expenses increased to $1.4 million, or 14.2% of net sales, for the three months ended July 29, 2000 from $652,000, or 8.7% of net sales, for the three months ended July 31, 1999, representing an increase of 114.8%. Engineering, research and development expenses increased 162.2% to $2.8 million, or 14.8% of net sales, for the six months ended July 29, 2000 from $1.1 million, or 8.0% of net sales, for the six months ended July 31, 1999.

          This increase is due primarily to increased payroll costs associated with an increase in headcount from 30 employees engaged in research and development activities at July 31, 1999 to 43 employees at July 29, 2000. In addition, the increase in engineering, research and development expenses is attributable to increases in contract labor and consulting costs related to our investment in product development, including investments in the development of products supporting the Linux operating system and Java programming language. Furthermore, the increase is due to higher recruiting costs and increased depreciation and amortization of purchased software tools.

          General and administrative expenses. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and reserves for accounts receivable allowances. General and administrative expenses increased to $1.1 million, or 10.7% of net sales, for the three months ended July 29, 2000 from $788,000, or 10.5% of net sales, for the three months ended July 31, 1999, an increase of 34.5%. General and administrative expenses increased 45.6% to $2.0 million, or 10.8% of net sales, for the six months ended July 29, 2000 from $1.4 million, or 10.5% of net sales, for the six months ended July 31, 1999. The increase in general and administrative expenses is attributable to higher payroll costs related to an increase in headcount in addition to increased legal, accounting and insurance costs associated with becoming a public entity and costs associated with the continued development of our MIS group.

          Interest income/expense. Interest income includes interest earned on cash and short-term investment balances. Interest expense is the result of our borrowings against our line of credit with our former lender, Coast Business Credit, and the interest charged by our former sole shareholder, Osicom, for our borrowings from Osicom. Net interest income was $241,000, or 2.4% of net sales, and $465,000, or 2.5% of net sales, for the three and six months ended July 29, 2000, respectively, and consisted of interest earned on cash and short-term investment balances. Net interest expense was $175,000, or 2.3% of net sales, and $413,000, or 3.1% of net sales, for the three and six months ended July 31, 1999, respectively and consisted of interest on borrowings from both our line of credit and Osicom. The increases in interest income and the decreases in interest expense from the periods ended July, 1999 to the periods ended July, 2000 are the result of the proceeds raised by the sale of our stock in conjunction with our initial public offering on September 15, 1999 and our subsequent repayment of amounts due Coast Business Credit and Osicom.

          Provision for income taxes. There was no net provision for income taxes for the three and six month periods ended July 29, 2000 and July 31, 1999 as the provisions were offset by available net operating loss carryforwards.

          Liquidity and Capital Resources

          Prior to our public offering in September, 1999 we financed our operations through advances from Osicom and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At July 29, 2000 we had working capital of $20.4 million and cash and cash equivalents of $5.7 million.

          Our operating activities used cash of $1.1 million and provided cash of $3.0 million for the six month periods ended July 29, 2000 and July 31, 1999, respectively. Cash used by operating activities in the six month period ended July 29, 2000 was attributable to increases in accounts receivable and inventory, offset in part by net income, an increase in accounts payable and the non-cash impact of depreciation and amortization. The increase in accounts receivable and inventory related to the growth in sales and the demand for our product. The increase in inventory is also due to larger volume purchases of certain electronic components that were made to decrease the risk to our operations of the sharp fluctuations in the market supply of the components. Cash provided in the six month period ended July 31, 1999 was attributable to a decrease in accounts receivable, an increase in other current liabilities, and the non-cash impact of depreciation and amortization, offset in part by an increase in inventory.

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

          Our investing activities used cash of $4.0 million and $880,000 during the six months ended July 29, 2000 and July 31, 1999, respectively. Cash used in investing activities during the six months ended July 29, 2000 related primarily to purchases of $2.0 million of short-term investments and $1.4 million of property and equipment. Cash used in investing activities during the six months ended July 31, 1999 related primarily to software development costs of $509,000.

          Cash used in financing activities was $285,000 and $2.2 million during the six months ended July 29, 2000 and July 31, 1999, respectively. Cash used in financing activities during the period ended July 29, 2000 related to repayments of short-term debt and capital lease obligations in the amount of $780,000 and $184,000, respectively, which were offset in part by proceeds from the exercise of stock options of $735,000. Cash used in financing activities during the period ended July 31, 1999 was attributable to $1.5 million of repayments of affiliate advances and $745,000 of repayments of short-term debt.

          During the three months ended April 30, 2000 we repaid the balance due on our line of credit with Coast Business Credit and terminated the credit facility. We are in the process of securing a replacement credit facility.

          We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through the next 12 months. Nonetheless, we may elect to sell additional equity securities, subject to the provisions of our 365-day lock-up agreement with the underwriters of our initial public offering, or to obtain additional credit. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which we maintain inventory and accounts receivable; the market acceptance of our products; the levels of promotion and advertising required to launch products or enter markets and attain a competitive position in the marketplace; volume pricing concessions; our business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to our products; and our relationships with suppliers and customers. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. We may need to raise additional funds through public or private financings or borrowings if existing resources and cash generated from operations are insufficient to fund our future activities. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our shareholders and us. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of us will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of our common stock. If adequate funds are not available to satisfy short- or long-term capital requirements, we may be required to limit our operations significantly.

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

          WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAKE FUTURE OPERATING RESULTS AND PROFITABILITY DIFFICULT TO PREDICT.

          We incurred net losses from continuing operations for the fiscal years ended January 31, 1997, 1998 and 1999. At January 31, 2000, we had an accumulated deficit of $2.4 million. Although we were profitable in fiscal year 2000 and for the first six months of fiscal year 2001, there can be no assurance that we will be able to maintain profitability on a quarterly or annual basis in the future. In addition, revenue growth is not necessarily indicative of future operating results and there can be no assurance that we will be able to sustain revenue growth. We continue to invest significant financial resources in product development, marketing and sales, and a failure of such expenditures to result in significant increases in revenue could have a material adverse effect on us. Due to the limited history and undetermined market acceptance of our new products, the rapidly evolving nature of our business and markets, potential changes in product standards that significantly influence many of the markets for our products, the high level of competition in the industries in which we operate and the other factors described elsewhere in Risk Factors, there can be no assurance that our investment in these areas will result in increases in revenue or that any revenue growth that is achieved can be sustained. Our history of losses, coupled with the factors described below, make future operating results difficult to predict. We and our future prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that we will be profitable in any future period.

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

          ANY ACQUISITIONS WE HAVE MADE OR WILL MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

          We continue to intend to consider investments in complementary companies, products or technologies. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

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

          We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

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


                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

          On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NETsilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December, 1999.

          Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. We believe we have meritorious defenses to the claims and intend to contest the lawsuit vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2.   Changes in Securities and Use of Proceeds

         None

ITEM 3.   Defaults Upon Senior Securities

         None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on June 28, 2000.

          The following persons were elected as Class I Directors of the Company to serve for a three year term or until their successors are elected.

          Schedule of votes cast for each director:    Votes For  Votes Withheld

          Michael K. Ballard                           5,474,086       9,740
          William Johnson                              5,474,086       9,740

          The term of office for the following directors continued after the meeting: Francis E. Girard (Class II), F. Grant Saviers (Class II), Edward B. Roberts (Class III) and Cornelius Peterson, VIII
          (Class III).

          A proposal to approve the Company's 2000 Employee Stock Purchase Plan was adopted and approved with 3,009,106 shares voting in favor; 184,813 shares withholding or voting against; 7,446 shares abstaining and 2,282,461 not voting.

          The election of BDO Seidman, LLP as auditors for the fiscal year ending January 31, 2001 was ratified with 5,476,924 shares voting in favor; 5,012 shares withholding or voting against the proposal; and 1,890 shares abstaining.


ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

              Exhibit Number        Description
              --------------        -----------
                3.2                 Restated By-laws of the Company, as Amended
                27.1                Financial Data Schedule

     b)   Reports on 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NETsilicon, Inc.
                                     -------------------------------------------
                                     (Registrant)



September 12, 2000                By /s/ Cornelius Peterson VIII
                                     -------------------------------------------
                                     Cornelius Peterson VIII, President,
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)



September 12, 2000                By /s/ Daniel J. Sullivan
                                     -------------------------------------------
                                     Daniel J. Sullivan, Vice President,
                                     Finance, Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)