Form 10-Q
period 2000-10-28
NETSILICON INC
filed 2000-12-12
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934 for the quarterly period ended October 28, 2000.

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

                                  Yes X     No
                                     ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

6,632,780 shares of Voting Common Stock, $0.01 par value, as of December 8, 2000 7,150,000 shares of Non-Voting Common Stock, $0.01 par value, as of December 8, 2000

                                 NETSILICON, INC.
                                TABLE OF CONTENTS

                                                                                                 Page

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets
             October 28, 2000 and January 31, 2000.............................................     3

             Condensed Consolidated Statements of Income
             Three Months and Nine Months Ended October 28, 2000 and October 31, 1999..........     4

             Condensed Consolidated Statements of Cash Flows
             Nine Months Ended October 28, 2000 and October 31, 1999...........................     5

             Notes to Condensed Consolidated Financial Statements..............................   6-8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................................  8-24

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk............................    24

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings....................................................................    24

ITEM 2.   Changes in Securities and Use of Proceeds............................................    24

ITEM 3.   Defaults Upon Senior Securities......................................................    24

ITEM 4.   Submission of Matters to a Vote of Security Holders..................................    25

ITEM 5.   Other Information....................................................................    25

ITEM 6.   Exhibits and Reports on Form 8-K.....................................................    25

Signatures.....................................................................................    25

Exhibit 27.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                                         NETSILICON, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                OCTOBER 28, 2000    JANUARY 31, 2000
                                                                                                    (Unaudited)
                                                                                                ----------------    ---------------
                                     ASSETS
CURRENT ASSETS
       Cash and equivalents                                                                         $  7,091,200       $ 11,096,500
       Short-term investments                                                                          8,068,100          8,203,700
       Accounts receivable, net                                                                        5,547,400          2,266,000
       Inventory, net                                                                                  6,604,100          4,322,400
       Prepaid expenses and other current assets                                                       1,710,300            798,900
                                                                                                    ------------       ------------
            TOTAL CURRENT ASSETS                                                                      29,021,100         26,687,500

PROPERTY AND EQUIPMENT, NET                                                                            2,527,600          1,466,400

INTANGIBLE ASSETS, NET                                                                                 2,499,400               --

OTHER ASSETS                                                                                           2,117,100          1,626,600
                                                                                                    ------------       ------------

TOTAL ASSETS                                                                                        $ 36,165,200       $ 29,780,500
                                                                                                    ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Short-term debt                                                                              $       --         $    779,700
       Accounts payable                                                                                4,392,100          3,013,200
       Due to affiliate                                                                                  223,000             56,900
       Other current liabilities, including short term portion of capital lease obligation             3,400,000          3,322,700
                                                                                                    ------------       ------------
            TOTAL CURRENT LIABILITIES                                                                  8,015,100          7,172,500

CAPITAL LEASE OBLIGATION - Less current portion                                                             --              125,100
                                                                                                    ------------       ------------

            TOTAL LIABILITIES                                                                          8,015,100          7,297,600
                                                                                                    ------------       ------------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.01 par value; 5,000,000 authorized;
          none issued                                                                                       --                 --

       Common stock, $0.01 par value; 35,000,000 authorized; issued and outstanding:
            Voting (6,282,780 and 6,037,500 shares at October 28 and
              January 31, respectively)                                                                   62,800             60,400
            Non-Voting (7,500,000 shares at October 28 and January 31)                                    75,000             75,000
       Additional paid-in capital                                                                     28,187,400         24,755,400
       Accumulated other comprehensive income (loss)                                                       8,000            (26,400)
       Accumulated deficit                                                                              (183,100)        (2,381,500)
                                                                                                    ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                                                28,150,100         22,482,900
                                                                                                    ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 36,165,200       $ 29,780,500
                                                                                                    ============       ============

     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                  Three Months Ended                   Nine Months Ended
                                                        October 28, 2000    October 31, 1999    October 28, 2000   October 31, 1999
                                                        ----------------    ----------------    ----------------   ----------------
NET SALES                                                  $10,687,700        $ 10,148,800         $29,554,600        $ 23,478,400
COST OF SALES                                                4,429,300           4,654,200          12,069,700          11,727,300
                                                           -----------        ------------         -----------        ------------

GROSS MARGIN                                                 6,258,400           5,494,600          17,484,900          11,751,100
                                                           -----------        ------------         -----------        ------------

OPERATING EXPENSES
     Selling and marketing                                   2,819,200           2,206,400           8,151,300           5,260,600
     Engineering, research and development                   1,900,100           1,249,000           4,693,500           2,314,400
     General and administrative                              1,085,300           1,066,200           3,124,800           2,466,700
                                                           -----------        ------------         -----------        ------------

          TOTAL OPERATING EXPENSES                           5,804,600           4,521,600          15,969,600          10,041,700
                                                           -----------        ------------         -----------        ------------


OPERATING INCOME                                               453,800             973,000           1,515,300           1,709,400

     Interest income (expense)                                 218,200             (68,100)            683,100            (481,100)
                                                           -----------        ------------         -----------        ------------

INCOME BEFORE TAXES
     ON INCOME                                                 672,000             904,900           2,198,400           1,228,300

     Taxes on income                                              --                  --                  --                  --
                                                           -----------        ------------         -----------        ------------


NET INCOME                                                 $   672,000        $    904,900         $ 2,198,400        $  1,228,300
                                                           ===========        ============         ===========        ============


NET INCOME PER COMMON SHARE
          Basic                                            $      0.05        $       0.08         $      0.16        $       0.12
          Diluted                                          $      0.04        $       0.07         $      0.14        $       0.11

SHARES USED IN PER SHARE CALCULATION
          Basic                                             13,719,643          11,768,750          13,636,354          10,589,583
          Diluted                                           15,814,393          12,434,763          15,911,922          10,814,027


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Nine Months Ended
                                                                                             October 28, 2000       October 31, 1999
                                                                                             ----------------       ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                                                $  2,198,400            $  1,228,300
     Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
          Depreciation and amortization                                                           1,179,000                 941,400
          Changes in operating assets and liabilities, excluding
             effect of acquisition:
              Accounts receivable                                                                (3,189,900)              1,280,300
              Inventories                                                                        (2,281,700)               (192,400)
              Other current assets                                                                 (911,400)               (150,800)
              Accounts payable                                                                    1,545,000                 454,700
              Other current liabilities                                                              10,900               1,811,000
                                                                                               ------------            ------------
                  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            (1,449,700)              5,372,500
                                                                                               ------------            -------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity/sale of short-term investments                                          170,000                    --
     Purchases of property and equipment                                                         (1,669,300)               (603,400)
     Direct acquisition costs                                                                      (439,700)                   --
     Software development costs                                                                    (426,900)               (668,100)
     Other assets                                                                                  (308,700)                415,500
                                                                                               ------------            ------------
                  NET CASH USED IN INVESTING ACTIVITIES                                          (2,674,600)               (856,000)
                                                                                               ------------            ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments of affiliate advances                                                                  --                (4,824,200)
     Repayments of short-term debt, net                                                            (779,700)             (2,551,500)
     Payments of capital lease obligation                                                          (189,000)                (23,400)
     Proceeds from issuance of stock (net of issuance costs)                                           --                22,249,100
     Proceeds from exercise of stock options                                                      1,087,700                    --
                                                                                               ------------            ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                         119,000              14,850,000
                                                                                               ------------            ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                      (4,005,300)             19,366,500

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                                       11,096,500                 582,600
                                                                                               ------------            ------------

CASH AND EQUIVALENTS - END OF PERIOD                                                           $  7,091,200            $ 19,949,100
                                                                                               ============            ============



     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1.       Basis of presentation:

                  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of NETsilicon, Inc.'s (the "Company") financial position, results of operations and cash flows for these interim periods. This quarterly information should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Form 10-K as filed with the Securities and Exchange Commission ("SEC") on May 1, 2000.

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


2.       Inventories:

                  Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs, which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                          October 28,         January 31,
                                             2000                2000
                                        ----------------    ----------------

                 Raw material                $6,130,400          $2,518,600
                 Work in process                175,700           1,693,400
                 Finished goods                 298,000             110,400
                                        ----------------    ----------------
                 Total inventory             $6,604,100          $4,322,400
                                        ================    ================




3.       Earnings per share calculation:

                  Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive potential common shares which consist of shares issuable under stock benefit plans and warrants.

                  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations:



                                                       Three Months Ended            Nine Months Ended
                                                   ---------------------------    -------------------------
                                                    October 28,    October 31,    October 28,   October 31,
                                                       2000           1999           2000          1999
                                                   ------------    -----------    -----------   -----------
                Net income available to common
                shareholders, basic and diluted       $672,000       $904,900     $2,198,400    $ 1,228,300
                                                   ============    ===========    ===========   ===========

                Weighted-average number of
                common shares used in basic
                earnings per share                  13,719,643     11,768,750     13,636,354     10,589,583

                Effect of dilutive securities -
                stock options                        2,094,750        666,013      2,275,568        224,444
                                                   ------------    -----------    -----------   -----------

                Weighted-average number of
                common shares and dilutive
                potential common stock used in
                dilutive earnings per share         15,814,393     12,434,763     15,911,922     10,814,027
                                                   ============    ===========    ===========   ===========

                  The shares issuable upon exercise of options and warrants represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive.


4.       Acquisition

                  On August 31, 2000, the Company completed the acquisition of the strategic network technology assets (the "Purchased Assets") of Pacific Softworks Technology, Inc. ("Pacific"), a subsidiary of PASW, Inc. (formerly Pacific Softworks, Inc.). The Purchased Assets, which represent substantially all of the assets of Pacific, will be used by the Company to develop and license embedded network protocols, software that enables electronic devices to communicate over local and wide area networks.

                  The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date, as follows:

                 Completed technology                       $2,417,700

                 Workforce                                     228,700
                 Fixed assets                                  103,700
                 Accounts receivable                            91,500
                                                            ----------
                 Total purchase price                       $2,841,600
                                                            ==========

                  The purchase price consisted of 90,000 shares of the common stock of the Company, valued at $2,271,600, and $570,000 of acquisition-related costs, including $400,000 for investment banking fees and fees for legal, accounting and consulting. The purchased completed technology and workforce assets are being amortized over three years.

5.       Revolving Line of Credit-Bank

                  On July 31, 2000 the Company obtained a $5,000,000 revolving line of credit with a bank, which expires May 31, 2001, and is available to fund working capital. Borrowings under the line of credit are secured by certain Company assets, including inventory and accounts receivable, and bear interest at the prime rate plus 0.25% (9.75% at October 28, 2000). The maximum available credit under the revolving line of credit is equal to the lesser of $5,000,000 and the then effective borrowing base, as defined in the bank agreement and calculated as a percentage of accounts receivable. The agreement requires that the Company maintain certain financial ratios among other restrictive covenants. As of October 28, 2000 there were no borrowings outstanding under the revolving note.

6.       Contingencies

                  On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NETsilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. We believe we have meritorious defenses to the claims and intend to contest the lawsuit vigorously. On or about October 31, 2000, the Company denied the allegations in Websprocket, LLC's complaint and asserted counterclaims against Websprocket, LLC that included breach of contract, fraud, and negligent misrepresentation. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

                  Information provided by the Company from time to time including statements in this Form 10-Q which are not historical facts are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; expectations for sales and marketing, research and development and general and administrative expenses; developments relating to the Company's product and service offerings, markets and acquisitions; anticipated trends in the Company's business; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause actual results to differ materially from the expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 and from time to time in the Company's other filings with the Securities and Exchange Commission.

                  OVERVIEW

                  We develop and market Ethernet microprocessing solutions, including semiconductor devices and software, designed to meet the networking requirements of intelligent, network-enabled devices. We commenced our operations in 1984 as Digital Products, Inc. From our inception, we have developed and marketed networking products for embedded systems that enable the connection of electronic devices to networks.

                  In September 1996, Osicom Technologies, Inc. ("Osicom") acquired all of our outstanding capital stock from our stockholders. We were a wholly-owned subsidiary of Osicom from the date of the acquisition through our initial public offering in September 1999.


                  RESULTS OF OPERATIONS

                  The following table sets forth information derived from our Statement of Operations expressed as a percentage of net sales for the three and nine month periods ended October 28, 2000 and October 31, 1999.

                                                    Three Months Ended                 Nine Months Ended
                                               October 28,       October 31,       October 28,      October 31,
                                                   2000              1999             2000             1999
                                              ---------------    -------------    --------------    -----------
                 Net sales                         100.0%            100.0%           100.0%           100.0%
                 Cost of sales                      41.4              45.9             40.8             49.9
                                              ---------------    -------------    --------------    -----------
                 Gross margin                       58.6              54.1             59.2             50.1
                                              ---------------    -------------    --------------    -----------

                 Operating expenses:
                   Selling and marketing            26.4              21.7             27.6             22.4
                   Engineering, research
                     and development                17.8              12.3             15.9              9.9
                   General and
                     administrative                 10.2              10.5             10.6             10.5
                                              ---------------    -------------    --------------    -----------
                 Total operating expenses           54.4              44.5             54.1             42.8
                                              ---------------    -------------    --------------    -----------

                 Operating income                    4.2               9.6              5.1              7.3

                 Interest income (expense)           2.0              (0.7)             2.3             (2.0)
                                              ---------------    -------------    --------------    -----------

                 Income before taxes on
                   income                            6.2               8.9              7.4              5.3

                 Taxes on income                      -                 -                -                -
                                              ---------------    -------------    --------------    -----------
                 Net income
                                                     6.2%              8.9%             7.4%             5.3%
                                              ===============    =============    ==============     ===========


                  Three and Nine Months Ended October 28, 2000 compared to Three and Nine Months Ended October 31, 1999:

                  Net sales. Net sales increased to $10.7 million for the three months ended October 28, 2000 from $10.1 million for the three months ended October 31, 1999, representing an increase of 5.3%. Net sales increased to $29.6 million for the nine months ended October 28, 2000 from $23.5 million for the nine months ended October 31, 1999, an increase of 25.9%.

                  The increase in net sales was due primarily to an increase in OEM customers to which we shipped product from 30 for the period ended October 31, 1999 to 74 for the period ended October 28, 2000. Furthermore, the increase is attributable to increased sales to existing OEM imaging customers due to greater demand for their products and an increase in the number of projects we have with these customers. Net sales for the three months ended October 31, 1999 included a significant order from a new imaging customer related to increased demand for its product toward the end of calendar year 1999 as a result of Year 2000 remediation. Backlog for our products and services was approximately $4.8 million and $7.3 million at October 28, 2000 and October 31, 1999, respectively, all of which was scheduled to be shipped within 12 months.

                  Our embedded networking semiconductor and controller products accounted for 89.0% and 95.3% of total net sales for the nine months ended October 28, 2000 and October 31, 1999, respectively. Software development tools and development boards accounted for 5.4% of total net sales for the nine months ended October 28, 2000 and 1.7% of total net sales for the prior year nine month period. Royalty, maintenance and service revenue was 5.6% and 3.0% of total net sales for the nine months ended October 28, 2000 and October 31, 1999, respectively. Deferred revenue of $320,800 is included in other current liabilities at October 28, 2000.

                  During the nine months ended October 28, 2000, international sales accounted for 55% of net sales compared to 60% of net sales for the nine month period ended October 31, 1999.

                  Cost of sales; gross margin. Costs of goods sold consists principally of the cost of raw material components and subcontractor labor assembly from outside manufacturers and suppliers and amortization of software development costs. Gross margin increased to $6.3 million, or 58.6% of net sales, for the three months ended October 28, 2000 from $5.5 million, or 54.1% of net sales, for the three months ended October 31, 1999, representing an increase of 13.9%. Gross margin increased 48.8% to $17.5 million, or 59.2% of net sales, for the nine months ended October 28, 2000 from $11.8 million, or 50.1% of net sales, for the nine months ended October 31, 1999.

                  The increases in gross margin percent for the periods ended October 28, 2000 from the prior year periods were due primarily to (i) material and subcontractor labor cost reductions which were partially attributable to the increased sales volume, (ii) increases in non-recurring engineering fees related to new OEM imaging projects and royalties and (iii) a gradual shift in product mix to higher margin intelligent device market products and a shift from imaging network interface cards to higher margin imaging semiconductor devices.

                  Selling and marketing expenses. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows and travel expense. Selling and marketing expenses increased from $2.2 million, or 21.7% of net sales, for the three months ended October 31, 1999 to $2.8 million, or 26.4% of net sales, for the three months ended October 28, 2000, representing an increase of 27.8%. Similarly, selling and marketing expenses increased 55.0% to $8.2 million, or 27.6% of net sales, for the nine months ended October 28, 2000 from $5.3 million, or 22.4% of net sales, for the nine months ended October 31, 1999.

                  The increase was the result of (i) additional sales commissions due to increased sales volume and the expansion of our network of manufacturing representatives, distributors and authorized developers, (ii) additional payroll costs related to the expansion of our direct sales and marketing teams in the United States, Europe and Asia from 35 employees in October 1999 to 53 employees in October 2000, (iii) greater marketing costs associated with the introduction of new products, greater participation in trade shows and costs associated with Internet and web marketing activities. The increase in headcount from October 1999 to October 2000 includes the addition of three sales and marketing individuals acquired in connection with our purchase of certain assets of Pacific Softworks, Inc. ("Pacific") in August 2000.

                  Engineering, research and development. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities. Engineering, research and development expenses increased to $1.9 million, or 17.8% of net sales, for the three months ended October 28, 2000 from $1.2 million, or 12.3% of net sales, for the three months ended October 31, 1999, representing an increase of 52.1%. Engineering, research and development expenses increased 102.8% to $4.7 million, or 15.9% of net sales, for the nine months ended October 28, 2000 from $2.3 million, or 9.9% of net sales, for the nine months ended October 31, 1999.

                  This increase is due primarily to increased payroll costs associated with an increase in headcount from 34 employees engaged in research and development activities at October 31, 1999 to 52 employees at October 28, 2000. The increase in headcount includes the addition of 10 engineers acquired in connection with our purchase of certain assets of Pacific in August 2000. In addition, the increase in engineering, research and development expenses is attributable to increases in contract labor and consulting costs related to our investment in product development, including investments in the development of products supporting the Linux operating system and Java programming language. Futhermore, the increase is due to higher recruiting costs, increased depreciation and amortization of purchased software tools, and amortization of purchased intangible assets related to our purchase of certain Pacific assets in August 2000.

                  General and administrative expenses. General and administrative expenses consist primarily of salaries, employee-related expenses, legal expenses, audit fees and provisions for accounts receivable allowances. General and administrative expenses increased to $1.09 million, or 10.2% of net sales, for the three months ended October 28, 2000 from $1.07 million, or 10.5% of net sales, for the three months ended October 31, 1999, an increase of 1.8%. General and administrative expenses increased 26.7% to $3.1 million, or 10.6% of net sales, for the nine months ended October 28, 2000 from $2.5 million, or 10.5% of net sales, for the nine months ended October 31, 1999. The increase in general and administrative expenses is attributable to higher payroll costs related to an increase in headcount in addition to increased legal, accounting and insurance costs associated with becoming a public entity and consulting and other costs associated with the continued development of our MIS group.

                  Interest income/expense. Interest income includes interest earned on cash and short-term investment balances. Interest expense is the result of our borrowings against our line of credit with our former lender, Coast Business Credit, and the interest charged by our former sole shareholder, Osicom, for our borrowings from Osicom. Net interest income was $218,200, or 2.0% of net sales, and $683,100, or 2.3% of net sales, for the three and nine months ended October 28, 2000, respectively, and consisted of interest earned on cash and short-term investment balances. Net interest expense was $68,100, or 0.7% of net sales, and $481,100, or 2.0% of net sales, for the three and six months ended October 31, 1999, respectively and consisted of interest on borrowings from both our line of credit and Osicom. The increases in interest income and the decreases in interest expense from the periods ended October 1999 to the periods ended October 2000 are the result of the proceeds raised by the sale of our stock in conjunction with our initial public offering on September 15, 1999 and our subsequent repayment of amounts due Coast Business Credit and Osicom.

                  Provision for income taxes. There was no net provision for income taxes for the three and nine month periods ended October 28, 2000 and October 31, 1999 as the provisions were offset by available net operating loss carryforwards.


                  Liquidity and Capital Resources

                  Prior to our public offering in September 1999 we financed our operations through advances from Osicom and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At October 28, 2000 we had working capital of $21.0 million and cash and cash equivalents of $7.1 million.

                  Our operating activities used cash of $1.4 million and provided cash of $5.4 million for the nine month periods ended October 28, 2000 and October 31, 1999, respectively.

                  Cash used by operating activities in the nine month period ended October 28, 2000 was attributable to increases in accounts receivable and inventory, offset in part by net income, an increase in accounts payable and the non-cash impact of depreciation and amortization. The increase in accounts receivable and inventory related to the growth in sales and the demand for our product. The increase in inventory is also due to larger volume purchases of certain electronic components that were made to decrease the risk to our operations of the sharp fluctuations in the market supply of the components. Cash provided in the nine month period ended October 31, 1999 was attributable to net income, a decrease in accounts receivable, an increase in other current liabilities, and the non-cash impact of depreciation and amortization.

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

                  Our investing activities used cash of $2.7 million and $856,000 during the nine months ended October 28, 2000 and October 31, 1999, respectively. Cash used in investing activities during the nine months ended October 28, 2000 related primarily to purchases of $1.7 million of property and equipment, cash payments for acquisition-related costs incurred in connection with our purchase of certain Pacific assets in August 2000 of $439,700 and software development costs of $426,900. Cash used in investing activities during the nine months ended October 31, 1999 related primarily to purchases of $603,400 of property and equipment and software development costs of $668,100.

                  On August 31, 2000, we issued 90,000 shares of common stock, valued at $2.3 million and incurred $570,000 of acquisition-related costs in connection with the acquisition of the strategic network technology assets of Pacific. The total purchase price was $2.8 million and was allocated to the tangible and intangible assets acquired.

                  Cash provided by financing activities was $119,000 and $14.9 million during the nine months ended October 28, 2000 and October 31, 1999, respectively. Cash provided by financing activities during the period ended October 28, 2000 related primarily to proceeds from the exercise of stock options of $1.1 million which were offset in part by the repayment of short-term debt obligations of $779,700. Cash provided by financing activities during the period ended October 31, 1999 was attributable primarily to proceeds of $22.2 million from the sale of common stock in connection with our initial public offering in September 1999 which were offset in part by repayments of affiliate advances of $4.8 million and repayments of short-term debt of $2.6 million.

                  We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through the next 12 months. Nonetheless, we may elect to sell additional equity securities or to obtain additional credit. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which we maintain inventory and accounts receivable; the market acceptance of our products; the levels of promotion and advertising required to launch products or enter markets and attain a competitive position in the marketplace; volume pricing concessions; our business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to our products; and our relationships with suppliers and customers. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. We may need to raise additional funds through public or private financings or borrowings if existing resources and cash generated from operations are insufficient to fund our future activities. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our shareholders and us. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of us will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of our common stock. If adequate funds are not available to satisfy short- or long-term capital requirements, we may be required to limit our operations significantly.


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

                  WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAKE FUTURE OPERATING RESULTS AND PROFITABILITY DIFFICULT TO PREDICT.

                  We incurred net losses from continuing operations for the fiscal years ended January 31, 1997, 1998 and 1999. At January 31, 2000, we had an accumulated deficit of $2.4 million. Although we were profitable in fiscal year 2000 and for the first nine months of fiscal year 2001, there can be no assurance that we will be able to maintain profitability on a quarterly or annual basis in the future. In addition, revenue growth is not necessarily indicative of future operating results and there can be no assurance that we will be able to sustain revenue growth. We continue to invest significant financial resources in product development, marketing and sales, and a failure of such expenditures to result in significant increases in revenue could have a material adverse effect on us. Due to the limited history and undetermined market acceptance of our new products, the rapidly evolving nature of our business and markets, potential changes in product standards that significantly influence many of the markets for our products, the high level of competition in the industries in which we operate and the other factors described elsewhere in Risk Factors, there can be no assurance that our investment in these areas will result in increases in revenue or that any revenue growth that is achieved can be sustained. Our history of losses, coupled with the factors described below, make future operating results difficult to predict. We and our future prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that we will be profitable in any future period.

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

                  OUR FAILURE TO INCREASE SALES TO MANUFACTURERS OF INTELLIGENT NETWORK-ENABLED DEVICES AND OTHER EMBEDDED SYSTEMS WILL ADVERSELY AFFECT OUR FINANCIAL RESULTS.

                  Our financial performance and future growth is dependent upon our ability to sell our products to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as the industrial automation equipment, data acquisition and test equipment, Internet devices and security equipment markets. A substantial portion of our recent development efforts have been directed toward the development of new products for markets that are new and rapidly evolving. There can be no assurance that

                           - the additional intelligent device markets targeted by us for our products and services will develop;

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

                  WE ARE DEPENDENT ON THE IMAGING MARKET FOR A LARGE PORTION OF OUR REVENUES.

                  The imaging market has historically accounted for substantially all of our revenues. In the fiscal years ended January 31, 2000, 1999 and 1998, 95%, 95% and 100%, respectively, of our revenues were generated from customers in the imaging market. Our success has been and continues to be dependent on the continued success of the imaging market. Many of our customers face competition from larger, more established companies which may exert competitive or other pressures on them. Any decline in sales to the imaging market would have a material adverse effect on our business, results of operations and financial condition.

                  Due in part to an economic slowdown affecting our imaging customers, we anticipate a decline in imaging revenue in the fourth quarter of fiscal year 2001 from third quarter imaging revenue. We expect that the decline in fourth quarter imaging revenue and the related expected decrease in imaging revenue growth in the first half of fiscal year 2002 will adversely effect our results of operations and financial condition.

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

                  We have in the past and may in the future experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. Failure by us, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material adverse effect on us. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer the purchase of our existing products. Such deferment of purchases could have a material adverse effect on us.

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

                  We do not have our own semiconductor fabrication assembly or testing operations or contract manufacturing capabilities. Instead, we rely upon independent contractors to manufacture our components, subassemblies, systems and products. Currently, all of our semiconductor devices are being manufactured, assembled and tested by Atmel Corporation in the United States, and we expect that we will continue to rely upon Atmel to manufacture, assemble and test a significant portion of our semiconductor devices in the future. In the past, we experienced a delay in the introduction of one of our products due to a problem with Atmel's design tools. While we are in the process of qualifying other suppliers, any qualification and pre-production periods could be lengthy and may cause delays in providing products to customers in the event that the sole source supplier of the semiconductor devices fails to meet our requirements. For example, Atmel uses its manufacturing facilities for its own products as well as those it manufactures on a contract basis. There is no assurance that Atmel will have adequate capacity to meet the needs of its contract manufacturing customers. In addition, semiconductor manufacturers generally experience periodic constraints on their manufacturing capacity.

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

                  THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY MAY RESULT IN SUBSTANTIAL PERIOD-TO-PERIOD FLUCTUATIONS.

                  Our semiconductor products provide networking capabilities for intelligent, network-enabled devices and other embedded systems. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

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

                  IF WE LOSE KEY PERSONNEL IT COULD PREVENT US FROM EXECUTING OUR BUSINESS STRATEGY.

                  Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and our key technical personnel. We do not have employment contracts with any of our key personnel, with the exception of our Vice President, Industrial Automation, Intelligent Device Markets Europe; Vice President, Finance, and Chief Financial Officer; and the Chairman, Chief Executive Officer and President, and we do not maintain any key-man life insurance policies. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy and have a material adverse effect on us.

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

                  Subject to applicable federal and securities laws and the restrictions set forth below, Osicom may sell any and all of the shares of common stock beneficially owned by it or distribute any or all such shares of common stock to its stockholders. Sales or distributions by Osicom of substantial amounts of common stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the common stock. Osicom is not subject to any obligation to retain its shares in NETsilicon. As a result, there can be no assurance concerning the period of time during which Osicom will maintain its beneficial ownership of our common stock. Moreover, there can be no assurance that, in any transfer by Osicom of a controlling interest in us, any holders of common stock will be able to participate in such transaction or will realize any premium with respect to their shares of common stock.

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


                           PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings

                  On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NETsilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December, 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. We believe we have meritorious defenses to the claims and intend to contest the lawsuit vigorously. On or about October 31, 2000, the Company denied the allegations in Websprocket, LLC's complaint and asserted counterclaims against Websprocket, LLC which included breach of contract, fraud, and negligent misrepresentation. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

          None

ITEM 6.   Exhibits and Reports on Form 8-K

         a)       Exhibits

              Exhibit Number       Description
              --------------       -----------
                  27.1             Financial Data Schedule

         b)    Reports on 8-K

               September 13, 2000 - Preferred share purchase right dividend declaration on September 12, 2000 and related Rights Agreement.

               September 15, 2000 - Acquisition of certain assets of Pacific Softworks Technology, Inc. on August 31, 2000.

               November 14, 2000 - Amendment No. 1 to Form 8-K filed on September 15, 2000 related to the acquisition of certain assets of Pacific Softworks Technology, Inc. The amended document includes historical audited financial statements of Pacific Softworks, Inc. as of and for the periods ended December 31, 1999 and 1998 and the unaudited pro forma combined balance sheet as of July 29, 2000 and unaudited pro forma combined statements of operations for the six months ended July 29, 2000 and the year ended January 31, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NETsilicon, Inc.

                                  ----------------------------------------------
                                  (Registrant)

          December 12, 2000   By  /s/ Cornelius Peterson, VIII
                                  ----------------------------------------------
                                  (Cornelius Peterson, VIII, Chief Executive
                                  Officer and Director)

          December 12, 2000   By  /s/ Daniel J. Sullivan
                                  ----------------------------------------------
                                  (Daniel J. Sullivan, Vice President, Finance,
                                  Chief Financial Officer)