Form 10-K405
period 2001-01-31
NETSILICON INC
filed 2001-05-01
CIK 1068885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to

                        Commission File Number: 0-26761

                                NETSILICON, INC.
             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                                         04-2826579
 (State or other jurisdiction of incorporation or           (IRS Employer Identification No.)
                  organization)

  411 Waverley Oaks Road, Bldg. 227, Waltham, MA                          02452
     (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (781) 647-1234

        Securities registered pursuant to Section 12(b) of the act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant at April 23, 2001 was approximately $47,805,300 based upon $3.43 per share, the last reported sale price of the Common Stock on the Nasdaq National Market on that date.

The number of shares of the registrant's Common Stock outstanding as of April 23, 2001: 7,064,434 shares of voting common stock and 6,972,656 shares of non-voting common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended January 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NetSilicon, Inc.

                               TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
ITEM NUMBER AND DESCRIPTION                                               PAGE
----------------------------------                                        ----
PART I:
Item 1.     Business....................................................    2
Item 2.     Properties..................................................   23
Item 3.     Legal Proceedings...........................................   23
Item 4.     Submission of Matters to a Vote of Security Holders.........   23

PART II:
Item 5.     Market for the Registrant's Common Stock and Related
              Shareholder Matters.......................................   24
Item 6.     Selected Financial Data.....................................   25
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   26
Item 7a.    Quantitative and Qualitative Disclosures About Market
              Risk......................................................   33
Item 8.     Financial Statements and Supplementary Data.................   33
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   33

PART III:
Item 10.    Directors and Executive Officers of the Registrant..........   33
Item 11.    Executive Compensation......................................   34
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   34
Item 13.    Certain Relationships and Related Transactions..............   34

PART IV:
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   34

                                     PART I

ITEM 1.     BUSINESS:

COMPANY OVERVIEW

We develop and market embedded Ethernet networking solutions, which combine advanced microprocessors and software, to manufacturers building intelligent, network-enabled devices. Our products provide intelligent devices and embedded systems with the ability to communicate over standards-based local-area networks, or LANs, and the Internet, enabling the development of new embedded systems applications. We believe we offer the first comprehensive solution that, in conjunction with a physical interface and memory, encompasses all of the hardware and software necessary to allow intelligent electronic devices incorporating embedded systems to communicate with other devices. Our customers are in a broad array of markets including telecommunications and telephony, industrial automation, office imaging, building automation and control, home automation, data acquisition, point-of-sale, and wireless access. Our devices are incorporated into office imaging equipment, including printers, scanners, fax machines, copiers and multi-function devices manufactured by over 20 manufacturers including Minolta, Ricoh, Sharp and Xerox. Our products are also in various stages of incorporation into the design and manufacture of other intelligent devices including power plant automation equipment, medical data collection and monitoring devices, Internet/Ethernet cameras for security, voice-over-IP telephones, point-of-sale scanners, scales and teller machines, networked exercise equipment, and utility measurement and environment monitoring equipment.

We were incorporated in Massachusetts in April 1984 under the name of Digital Products, Inc. In September 1996, Sorrento Networks Corporation, formerly Osicom Technologies, Inc., ("Sorrento"), acquired sole ownership of the Company through a merger with a newly-formed corporation in exchange for Sorrento common stock in a transaction accounted for as a pooling of interest. On September 15, 1999, we completed an initial public offering of our common stock.

INDUSTRY BACKGROUND

An embedded system contains a microprocessor that is part of a larger electronic system and responds to external events by performing specific tasks quickly, predictably and reliably. Some examples of products with embedded computers are:

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

Many electronic systems incorporating embedded systems run autonomously. They do not require an operator's constant presence and are often candidates for network connectivity. Connection to a network affords the operators of these devices the convenience of controlling or monitoring them remotely. Examples of device networking can be as simple as a home security company receiving a message that a door in a subscriber's house is open, or as complex as the control of a multi-step chemical process in a refinery. Only a small portion of embedded systems are currently connected to a network, despite the many benefits of networking, due to the high historical cost of developing network connectivity solutions for these systems.

The first extensive networking of devices arose from the connection of personal computers, or PCs, in business environments across LANs and wide-area networks, or WANs, and in home and mobile environments across the Internet. As network connectivity for PCs became more prevalent, so too did the networking of the imaging devices that printed out, scanned in, faxed and copied the documents created by those PCs. The primary motivation for networking imaging devices was cost. A single networked printer could serve an entire office, whereas without networking, the same office might need a printer for every work station. Network connectivity for imaging devices was facilitated by the emergence of networking standards such as Ethernet and the Internet Protocol, or IP. Imaging device networking solutions, like those that we manufacture and sell, incorporate those common transmission protocols.

In several markets other than imaging, embedded systems manufacturers have tended to base their network connectivity solutions upon unique or proprietary communication protocols. Creating and upgrading networks based on these proprietary protocols generally has been costly and time consuming for these manufacturers. In addition, these proprietary networks are generally restrictive for end users because they are unable or late to gain the benefits of new, standards-based add-on products and services. These systems, because they are so difficult to upgrade with standards-based products and software, can often rapidly lose their effectiveness and become obsolete or uncompetitive.

With the broad acceptance of common networking protocols, such as IP and Ethernet, embedded systems developers have increasingly attempted to incorporate standards-based networking into their products. To participate in a common networking environment, manufacturers and developers have integrated multiple hardware and software sub-systems commercially available from third-party vendors, each of which provides a part of the total solution. Adding networking functionality with components from multiple sources requires the engineering integration of complex components, including:

          -       a microprocessor;

          -       an Ethernet chip;

          -       a direct memory access, or DMA, controller;

          -       a memory controller;

          -       a TCP protocol stack;

          -       an SNMP agent for management;

          -       a Web server;

          -       a Hypertext Transfer Protocol, or HTTP, server;

          -       a real-time operating system, or RTOS; and

          -       software drivers.

These components must be compatible to enable full networking functionality. Thus, while multi-sourced networking may be, in specialized cases, superior to proprietary solutions, developers of systems incorporating multi-sourced networking functionality must hire sophisticated network engineering teams, endure lengthy and risky development and integration cycles and incur substantial technology enhancement and maintenance costs. As an alternative to a multi-sourced approach, developers have designed standards-based networking designs in which the embedded system or systems to be networked are connected to a generic, off-the-shelf, microprocessor-based board. Such designs are expensive, physically large and impractical for many users.

We believe that historically there have not been cost-effective and practical alternatives for networking embedded systems. Consequently, end users of most non-imaging devices have not been able to connect them to networks. Where developers have added network connectivity to their devices, they have sacrificed time, effort and expense to create proprietary solutions assembled from numerous and distinct vendors or board-based designs. As a result, end users have purchased systems that were either not cost effective or contained generally rudimentary network connectivity that they could not routinely upgrade.

THE NETSILICON SOLUTION

We develop and market integrated hardware and software for manufacturers who want to build network-ready products. Our NET+Works(TM) family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools and high level technical support. These chips and software are "embedded" by our customers into their intelligent electronic devices, allowing their products to connect to the network via Ethernet. Once connected, these products can be managed, serviced, and accessed from anywhere.

Our Softworks Group develops and licenses software that is embedded into Internet appliances and other devices to enable Internet and Web-based communications.

We design our products to provide our customers with an integrated, easy-to-use, standards-based solution that aims to lower development risk, accelerate time-to-market and reduce cost of ownership. We have 17 years of experience providing networking connectivity for a wide array of electronic devices.

We believe that our products offer manufacturers of intelligent, network-enabled devices and embedded systems developers a compelling solution because our products are:

          - STANDARDS-BASED. Our products incorporate existing LAN, WAN and Internet networking standards. These standards make it possible for electronic devices incorporating embedded systems to communicate with other standards-based equipment, enabling the free exchange of data, distributed processing and remote maintenance.

          - COMPREHENSIVE. We offer a comprehensive set of products that, in conjunction with a physical interface and memory, consolidates the hardware and software necessary to network electronic devices in a single solution. In addition, we offer manufacturers of intelligent, network-enabled devices and embedded systems developers a package of development tools and application engineering services to facilitate a reduced time-to-market for their network-ready products. Manufacturers that incorporate our products do not need to develop in-house networking expertise in order to offer advanced connectivity in their products. Furthermore, manufacturers incorporating our products into their designs do not need to acquire networking hardware or software from multiple third-party vendors and perform the associated highly complex and lengthy integration and maintenance.

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

          - PROVEN. Since our inception, we have focused our efforts on enabling the connection of electronic devices to networks. Our technology embodies refinements and enhancements developed during our years of service to manufacturers of intelligent, network-enabled devices and embedded systems developers. Our semiconductor devices are incorporated into a broad array of office imaging products, including printers, scanners, fax machines, copiers and multi-function devices manufactured by over 20 manufacturers, including Minolta, Ricoh, Sharp and Xerox and into a growing number of other intelligent devices.

BUSINESS STRATEGY

Our objective is to continue to expand our market position as a developer and supplier of networking products for intelligent devices. Key elements of our strategy include the following:

          - IDENTIFYING AND PENETRATING GROWING INTELLIGENT DEVICE MARKETS. The total available market for embedded networking systems is comprised of OEMs producing electronic devices in multiple market segments that each have their own combinations of manufacturers, developers and end users. We target those embedded systems markets where we estimate that the compelling mainstream need for network connectivity has developed or is developing rapidly. For example, we have identified the industrial automation market as one in which manufacturers have demonstrated early demand for our networking products -- comprehensive networking solutions incorporating specialized industry-specific applications. Our ability to penetrate other market segments results from the basic design of our semiconductor devices, specifically their suitability for incorporation into a very wide range of embedded systems with minimal additional research or product development expenses. We evaluate each new target market opportunity based upon four criteria: significant potential sales of our products within three to five years; a demonstrable compelling benefit from network connectivity with the absence of a widely accepted network connectivity architecture; compatibility with our sales and marketing channels; and ease of adaptability to our existing technology.

          - EXPANDING EXISTING CUSTOMER RELATIONSHIPS IN THE IMAGING SEGMENT. Over 20 manufacturers in the imaging industry have incorporated our networking products. Our customers have designed our products into a broad array of office imaging products, including printers, scanners, fax machines, copiers and multi-function devices. Manufacturers currently are commercially shipping over 50 imaging products incorporating our semiconductor devices. In addition, many of these manufacturers are in various stages of designing other products that will incorporate our NET+Works products. We seek to leverage our existing relationships with manufacturers by working closely with them to understand their evolving requirements and to meet them. In addition, we focus our efforts on obtaining design wins with those companies in the imaging industry that do not currently incorporate our semiconductor devices.

          - LEVERAGING EMERGING TECHNOLOGIES. We believe that by adopting new technological developments in our industry, we will be better positioned to take advantage of new market opportunities. We expect to continue to invest in new technological developments and innovation. These developments include improved hardware performance, enhanced intelligent networking software for routing protocols and network applications, continued incorporation of the Java programming language and Linux operating system in our products and development environment, a new high-performance printer controller and evolving wireless connectivity technology and other technologies including Universal Plug and Play and XML.

                  We believe we need to continue to strengthen our value proposition by expanding our product line with lower cost products as well as higher performance semiconductors. In addition we will continue to make our software and tools easier to use and install.

          - EXPANDING WORLDWIDE DISTRIBUTION CHANNELS. We continue to expand our worldwide sales and marketing channels to capitalize on intelligent device market opportunities in key geographic areas including Japan, the Far East and Europe. In February 2001, we acquired Dimatech Corporation of Tokyo, Japan, a company that had previously distributed our products in Japan. We also continue to forge relationships with leading distributors in Europe and the Far East.

          - DEVELOPING MARKET-SPECIFIC PRODUCTS AND FEATURES. We intend to bolster our competitive position within the markets we target by incorporating value-added functions and features into our products that are specifically tailored to the unique requirements of each market. We believe that this approach to product development increases the attractiveness of our NET+Works products over more generic, less function-rich alternatives.

          - DEVELOPING STRATEGIC RELATIONSHIPS. To facilitate our penetration of new intelligent device markets, we intend to leverage the capabilities and market presence of our customers and strategic partners. In June 1998, we joined with industrial automation companies to create the Industrial Automation Open Network Alliance. The alliance was founded to promote a standards-based approach to networking for industrial automation, and to focus on overcoming obstacles to its rapid adoption. The alliance now has over 50 and 100 members in the United States and Europe, respectively, and we believe that by taking a leading role in the growth of the alliance we will further establish our products in industrial automation markets. We have also established relationships with companies addressing both Linux and Java for intelligent device applications to more rapidly address these technologies, including a partnership with Red Hat, Inc. to deliver open source products and services to manufacturers of Ethernet and Internet-attached devices and we have partnered with industry leaders to jointly develop new products, including the NET+Zj network printer controller that was developed with Zenographics, Inc. during 2000. In addition, we seek to establish relationships with developers that will be early adopters of networking technology because we anticipate that these developers will have significant influence in determining the network connectivity standards within that market. We plan to develop our products in conjunction with these early adopters, and to position our products as the networking products of choice for each intelligent device market we choose to address.

PRODUCTS AND SERVICES

Our technology solution is comprised of products and services. Our NET+Works products offer an integrated solution for intelligent networked devices. This "solution-on-chip" approach combines a core microprocessor, network connectivity interfaces, operating system and networking software, development tools and technical service and support. Our products are sold as a complete system and include both the hardware and a license to use the full array of our software. We believe our NET+Works products, in conjunction with a physical interface and memory, provide all of the functionality needed to implement Internet and Ethernet connectivity. Furthermore, we believe our integrated products allow our customers to accelerate their time-to-market, reduce development risk, and benefit from lower total cost of ownership compared to alternative approaches, without sacrificing system performance or increasing the amount of memory required.

Our NET+Works development tool kit includes the hardware and software necessary to enable device intelligence and network connectivity and is accompanied by documentation and optional technical support and hardware design review services.

We also develop and license a suite of standards-based software products that are embedded into Internet appliances and other devices to enable Internet and Web-based communications. We believe these products, which include Internet, routing and application protocols, provide the functionality, performance and flexibility to build embedded networking into intelligent devices using a variety of platforms.

Hardware Products

Our NET+Works products include our NET+ARM semiconductor device containing core microprocessors from ARM Holdings plc ("ARM") along with network connectivity interfaces. Customers incorporate our semiconductor devices directly into their embedded systems or integrate them into a network interface card, or NIC. A complete design also requires a physical interface and memory. In our imaging markets, while many of our customers are integrating our NET+Works products into their controllers, the majority of our sales to imaging customers consist of NET+Works products contained in network interface controllers.

Our NET+ARM semiconductor devices operate at speeds of 33 and 44 MHz. We believe that the price at which our NET+ARM semiconductor devices are available to customers provides significant cost savings to currently available components with comparable functionality. The product's processing speed is enhanced by NET+DMA, an interface between the Ethernet MAC, or media access controller, and the main memory bank. We have filed a patent application for NET+DMA.

Software

Our NET+Works products include a suite of software integrated with the NET+ARM semiconductor device. The software includes:

          - NET+Drivers and RTOS. NET+Drivers and RTOS components are the basic pieces that operate the hardware and software. We offer a NET+OS platform based on the ThreadX RTOS and the NET+Lx platform based on the open source Linux operating system and we support two popular third-party commercial offerings: pSOS+ and VxWorks from Wind River. NetSilicon's drivers are fully integrated and supported by the RTOS and tools.

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

An important component of our strategy is to leverage our NET+ARM semiconductor devices by adding application-specific software that is focused on the unique needs of vertical industry markets. Our first customized vertical-market application is a set of embedded networking products designed for office imaging devices, such as printers, copiers, faxes, scanners and multifunction devices. This product uses the same core technology found in our NET+ARM semiconductor devices and adds NET+Applications software developed by us specifically for use in imaging devices. Our NET+Works products for the imaging market offer full networking operating system support, full print server applications and management capabilities. The management capabilities enable devices to report status messages, such as toner low or paper jam to network administrators via email cross a LAN, WAN or the Internet. It is available for installation directly on the controller board, eliminating the need for a separate NIC.

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

We offer a software-only version of our NET+Works products, called NET+Software, to our imaging customers. NET+Software offers the same functionality as the network interface card and embedded product. NET+Software has been designed to run on the controller's processor, thus saving cost. We provide a complete range of products by offering NET+Works as a network interface card, semiconductor device with software or as a software-only product.

Our suite of software products includes embedded Internet and Web protocols and applications which include support for Internet, Web, network management, routing and LAN communications. Our FUSION(TM) line of embedded network protocols are independent of microprocessors, operating systems and development tools and therefore can be integrated into a wide range of system designs.

Software Development Tools

We sell our NET+ARM semiconductor devices to developers with a set of integrated NET+Utilities and tools for hardware and software development, many of which, we believe, are unique to us. These include our

NET+Web, a Hypertext Markup Language, or HTML-to-C compiler which customers can use to automate the generation of HTML Web pages.

We also provide customers with development boards, including schematics. These boards assist hardware and software application developers in debugging their product-specific applications they port to and develop on NET+ARM semiconductor devices. Developers also receive an embedded in-circuit emulator, or ICE, debugging tool to enable testing and evaluation of hardware and their software after it has been ported to NET+ARM semiconductor devices. Developers may, if desired, obtain cross-compilers, linkers and symbolic debuggers from us, or the RTOS vendor. Full documentation provided to developers includes a guide to beginning the design cycle, hardware and software reference manuals, development board jumpers and a components guide.

The development tools also include additional cost options such as Greenhills, Inc.'s development tools and Wind River's pRISM+ or Tornado open, graphical development environments. Wind River's pRISM+ and Tornado support embedded developers with tools that span the complete development process, from conception to development and through life cycle support.

Before customers incorporate our semiconductor devices into the design of their product, they may purchase some sample semiconductor devices and software. They use the samples to create custom application programming interfaces and other software components of the ultimate networking design of their embedded systems.

Application Engineering and Support Services

We place significant emphasis on customer support, training and consultation. We provide a hardware design review in the early stages of the customer's design cycle. This design review helps customers avoid common hardware implementation problems by providing an independent technical review of their hardware design before the design is completed. Additionally, we provide full technical support for all development tools, including hardware, software and embedded products, for the first 12 months after product shipment. Our support and training services include:

          - Consulting. Our field application engineering staff provides development process consulting services that range from answering questions to assisting in problem solving and performing design reviews of customer products.

          - On-going Technical Support. Post-integration support typically includes beta test period support and assistance to the customer's support specialists.

          - Product Updates. We provide product updates on all releases of NET+Works products to developers initially under maintenance and subsequently on an optional service and maintenance contract basis.

          - Training. We provide hands-on training sessions during which we teach developers to install both our hardware and software products, set up and configure all network operating systems and protocols, and understand Ethernet topology. For our imaging customers, we also provide some training of their support staff.

          - Joint Marketing Assistance. We make joint sales calls with our customers and authorized developers, provide marketing materials, participate in the organization of press releases and tours, and create Web links to customer product pages.

          - Project Management. We provide our imaging customers with assistance in interface specifications analysis, lead time planning, delivery scheduling, and product cycle planning.

          - Product Integration Support. We provide our customers with product testing and support during the customer's development process of integrating our technology into their products.

A portion of the revenue from sales of development tools is allocated to the hardware design review and technical support services that typically accompany the sale of development kits. Technical support, maintenance, training, consulting, project management and other engineering and support services can also be contracted separately.

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

We have made, and expect to continue to make, substantial investments in product development. For example, we continue to invest resources in the development of products supporting the Linux operating system and Java programming language, to improve hardware performance and to enhance intelligent networking software. For the fiscal years ended January 31, 2001, 2000 and 1999, our engineering, research and development expenses were approximately $7.1 million, $3.1 million and $1.9 million, respectively or 18.9%, 9.7% and 14.3% of net sales, respectively. As of January 31, 2001, we had 53 full-time employees who have substantial networking and software driver development experience engaged in research and development activities.

SALES AND MARKETING

We market and sell our products to embedded systems manufacturers and developers through a combination of:

          -       our direct sales and marketing staff;

          -       selected distributors;

          -       strategic partner relationships and alliances;

          -       manufacturers representatives; and

          -       authorized developers.

Direct Sales and Marketing

As of January 31, 2001, we employed a total of 47 employees in our direct sales and marketing efforts. We manage most of our sales efforts from our headquarters in Waltham, Massachusetts and a sales office in Germany. Our direct sales staff solicits prospective customers, provides technical advice and support with respect to our products, and works closely with our partners, representatives and developers worldwide to secure new customer design wins and provide support during their development of new products. The direct sales and marketing staff participates in select industry trade shows and conferences to promote our products and to generate new business leads.

We design our marketing programs to build awareness of NetSilicon and NET+Works, and to generate new sales leads. Our primary marketing activities include advertising, direct mail, customer communications, trade show participation, and press, media and industry analyst relations.

Partnership Relationships and Alliances

We augment our direct sales efforts through various strategic marketing alliances. These include, in the imaging market, alliances with the makers of printer controllers, and in other intelligent device markets, alliances with our vendors, suppliers and partners, such as ARM, Atmel Corporation, Wind River Systems,

Inc., Esmertec, Inc., and Red Hat, Inc. Our strategy for making sales to imaging manufacturers is to have our DPO interface specification incorporated into the controllers that those manufacturers purchase from controller designers. We encourage the use of our interface because every imaging device that uses a controller incorporating it will also use our networking connectivity products. Printer controller designers that have incorporated our DPO interface specification include Adobe Systems, Advanced HiTech, Destiny Technology, Imaging Technologies and Xionics Document Technologies.

In June 1998, we joined with industrial automation companies to create the Industrial Automation Open Network Alliance. The alliance was founded to promote a standards-based approach to networking for industrial automation, and to focus on overcoming obstacles to its rapid adoption. The alliance now has over 50 and 100 members in the United States and Europe, respectively, and we believe that by taking a leading role in the growth of the alliance we will further establish our products in industrial automation markets. We have also established relationships with companies addressing both Linux and Java for embedded market applications to more rapidly address these technologies.

We and our printer controller partners engage in joint marketing efforts, presenting their individual products as a fully compatible, comprehensive imaging and networking solution to imaging manufacturers.

Manufacturers Representatives

Manufacturers representatives act as local sales agents for us and work on a commission basis. As of January 31, 2001, there were eight manufacturers representatives in North America, three in Europe and Israel, and one in Asia. Our direct sales staff supports and works closely with these representatives, who have extensive relationships with the current and potential customers in their territories.

Authorized Developers

We also market and sell our products in coordination with independent product development consulting firms. These firms have hardware and software engineering staffs ranging from five to 100 engineers. They consult with large manufacturers, recommending new products for development and offering their expertise to manufacturers during the design cycle of those products. Where network connectivity is contemplated for such products, we provide incentives to these developers to recommend our products by paying the developers a commission on our sales to manufacturers that result from these recommendations. As of January 31, 2001, we had approved 35 consulting firms as authorized developers of our products.

CUSTOMER PRODUCT CYCLE

Our products are sold to manufacturers, which incorporate them into devices that are sold to end users. The timing and magnitude of our revenues are highly dependent upon our achievement of design wins, the timing and success of our customers' development cycles, and our customers' product sales.

We initially target manufacturers that are developing intelligent devices and embedded systems products and are seeking to incorporate networking capability into their products. Manufacturers and developers typically select core components, such as our semiconductor devices, early in the device design process. Before the selection of core components, developers typically purchase development tools and receive application-engineering services from us to facilitate the integration of NET+Works products into their design. When we have received notification from a customer that they have selected our devices and software for incorporation into their final product, we achieve what is known as a design win. Once a customer selects the components it will use for our product, it generally does not substitute an alternative component, as the change typically requires significant cost or development time. Therefore, we are generally the sole supplier of networking technology throughout the life cycle of an intelligent device once our products have been selected for inclusion in the product design. Even if we are successful in our efforts to market our products to manufacturers and achieve a design win, there can be no assurance that we will ever achieve revenue from the sale of products. Even if we do achieve revenues from the sales, there can be no assurance that the revenues will be sustainable.

The length of the product development process can vary greatly among our customers, ranging from six to more than 24 months, with no certainty that any given design will result in a commercial product. When the customers' product development cycle nears successful completion, customers typically begin purchasing our products to supply their initial manufacturing efforts. Only upon the commencement of product shipment do we achieve significant revenues. Customers then typically purchase quantities of our products periodically to match their ongoing manufacturing needs, based on their demand requirements. Sales of our products are therefore dependent upon the sales of the customers' products into which customers have designed them.

The following is a summary of our shipping customer activity over the prior eight quarters:

                                                                         THREE MONTHS ENDED
                                        -------------------------------------------------------------------------------------
                                        APR. 30,   JULY 31,   OCT. 31,   JAN. 31,   APR. 29,   JULY 29,   OCT. 28,   JAN. 31,
                                          1999       1999       1999       2000       2000       2000       2000       2001
                                        --------   --------   --------   --------   --------   --------   --------   --------
Shipping customers(1):
Imaging market........................     22         22         22         22         22         23         23         23
Additional intelligent device
  markets.............................      5          8          8         21         24         40         51         56
                                           --         --         --         --         --         --         --         --
Total.................................     27         30         30         43         46         63         74         79
                                           ==         ==         ==         ==         ==         ==         ==         ==

---------------
(1) Represents the number of customers to which we shipped products during the period indicated.

CUSTOMERS

We sell our products for incorporation into manufacturers' devices. Representative customers who incorporated our products into their devices using our technology include:

IMAGING CUSTOMERS                                       INTELLIGENT DEVICE CUSTOMERS
-----------------                                       ----------------------------
Kyocera Communications                          ABB Automation Products GmbH
Konica Business Systems                         Adept Systems, Inc.
Minolta Corporation                             GE Fanuc Automation, Inc.
NEC Corporation                                 Lantronix, Inc.
Ricoh Electronics                               NCR Corporation
Sharp Electronics Corporation                   Nortel Networks Corporation
Xerox Corporation                               Phoenix Contact GmbH

Our 23 imaging customers have designed our products into more than 50 imaging products available for sale as of January 31, 2001. 79% of our net sales for the fiscal year ended January 31, 2001 and 95% of our net sales for the fiscal years ended January 31, 2000 and 1999 were derived from the imaging device market. Sales to Ricoh and Dimatech each represented greater than 10% of our net sales for the fiscal year ended January 31, 2001.

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

We contract with domestic qualified assemblers and with Semiconductor Ventures International Company ("SVI"), based in Thailand, to assemble printed circuit boards for our NICs. We perform some final assembly of printed circuit boards and, for quality assurance purposes, randomly test boards assembled by third parties. We believe that the terms of our arrangement with SVI are more favorable than we would receive from our domestic assemblers.

As of January 31, 2001, we had 25 full-time employees in Waltham, Massachusetts performing manufacturing-related activities, including purchasing, final assembly, testing, quality assurance, packaging and shipping.

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

As of January 31, 2001, our backlog was approximately $3.4 million, as compared to $6.0 million as of January 31, 2000. We include all firm purchase orders scheduled for delivery within the subsequent 12 months in our backlog. We anticipate that we will ship all of our backlog to customers within the next 12 months.

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

We also rely on certain software that we license from third parties, including software that we integrate with internally developed software and use in our products to perform important functions. These software license agreements are with:

          - Express Logic, Inc., which terminates only if we default under the agreement;

          - InterNiche Technologies, Inc., which renews until terminated by either party;

          - Novell, Inc., which is renewable annually at the option of both parties;

          - Peerless Systems Corporation, which expires in 2004 subject to year-to-year renewals thereafter until terminated by either party.

          - Wind River Systems, Inc., which terminates only if we default under the agreement;

          - Allegro Software Development Corporation, which terminates only if there is a material breach of the agreement by either party.

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

EMPLOYEES

As of January 31, 2001, we had 148 full-time employees, which included 78 engaged in product development and manufacturing-related duties and 47 in sales and marketing. We believe our future success will depend, in part, on our continued ability to attract and retain highly qualified personnel in a competitive market for experienced and talented software engineers, chip designers and sales and marketing personnel. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with employees are good.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAKE FUTURE OPERATING RESULTS AND PROFITABILITY DIFFICULT TO PREDICT.

We incurred net losses from continuing operations for the fiscal years ended January 31, 1997, 1998, 1999 and 2001. At January 31, 2001, we had an
accumulated deficit of $3.6 million. There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis in the future. In addition, revenue growth is not necessarily indicative of future operating results and there can be no assurance that we will be able to sustain revenue growth. We continue to invest significant financial resources in product development, marketing and sales, and a failure of such expenditures to result in significant increases in revenue could have a material adverse effect on us. Due to the limited history and undetermined market acceptance of our new products, the rapidly evolving nature of our business and markets, potential changes in product standards that significantly influence many of the markets for our products, the high level of competition in the industries in which we operate and the other factors described elsewhere in Risk Factors, there can be no assurance that our investment in these areas will result in increases in revenue or that any revenue growth that is achieved can be sustained. Our history of losses, coupled with the factors described below, make future operating results difficult to predict. We and our future prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that we will be profitable in any future period.

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

OUR FAILURE TO INCREASE SALES TO MANUFACTURERS OF INTELLIGENT, NETWORK-ENABLED DEVICES AND OTHER EMBEDDED SYSTEMS WILL ADVERSELY AFFECT OUR FINANCIAL RESULTS.

Our financial performance and future growth is dependent upon our ability to sell our products to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as the industrial automation equipment, data acquisition and test equipment, Internet devices and security equipment markets. A substantial portion of our recent development efforts have been directed toward the development of new products for markets that are new and rapidly evolving. There can be no assurance that:

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

WE ARE DEPENDENT ON THE IMAGING MARKET FOR A LARGE PORTION OF OUR REVENUES.

The imaging market has historically accounted for substantially all of our revenues. In the fiscal years ended January 31, 2001, 2000 and 1999, 79%, 95% and 95%, respectively, of our revenues were generated from customers in the imaging market. Our success has been and continues to be dependent on the continued success of the imaging market. Many of our customers face competition from larger, more established companies which may exert competitive or other pressures on them. Any decline in sales to the imaging market would have a material adverse effect on our business, results of operations and financial condition.

Due in part to an economic slowdown affecting our imaging customers, we anticipate a decline in imaging revenue growth in fiscal year 2002 which will adversely affect our results of operations and financial condition.

The imaging market is characterized by declining prices of existing products and a transition from higher priced network interface cards to semiconductor devices. Therefore, continual improvements in manufacturing efficiencies and the introduction of new products and enhancements to existing products are required for us to maintain our gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, we may take certain pricing or marketing actions, such as price reductions or volume discounts. These actions could have a material adverse effect on us.

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

OUR HIGHLY CONCENTRATED CUSTOMER BASE INCREASES THE POTENTIAL ADVERSE EFFECT ON US FROM THE LOSS OF ONE OR MORE CUSTOMERS.

Our products have historically been sold into the imaging markets for use in products such as printers, scanners, fax machines, copiers and multi-function peripherals. This market is highly concentrated. Accordingly, our sales are derived from a limited number of customers, with the top five OEM customers accounting for 55%, 72% and 52% of total revenues for the fiscal years ended 2001, 2000 and 1999, respectively. In particular, sales to Dimatech and Ricoh accounted for 23% and 20% of total revenues, respectively, for the fiscal year ended January 31, 2001. We expect that a small number of customers will continue to account for a substantial portion of our total revenues for the foreseeable future. All of our sales are made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing our products at any time without penalty. The decision of any key customer to cease using our products or a material decline in the number of units purchased by a significant customer would have a material adverse effect on us.

THE LONG AND VARIABLE SALES CYCLE FOR OUR PRODUCTS MAKES IT MORE DIFFICULT FOR US TO PREDICT OUR OPERATING RESULTS AND MANAGE OUR BUSINESS.

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

We primarily compete with the internal development departments of large manufacturing companies that have developed their own networking solutions, as well as established developers of embedded systems software and chips such as Axis Communications, Echelon, Emulex, Hitachi, Intel, Milan Technology, a division of Digi International, Motorola, Peerless Systems, Samsung and Wind River. In addition, we are aware of certain companies which have recently introduced products that address the markets targeted by us. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases than ours. In particular, established companies in the networking or semiconductor industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our sales. Increased competition may result in further price reductions, reduced gross margins and loss of market share.

WE DEPEND ON THIRD-PARTY SOFTWARE THAT WE USE UNDER LICENSES THAT MAY EXPIRE.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These software license agreements are with Express Logic, Inc., Allegro Software Development Corporation and Wind River, each of which terminates only if we default under the respective agreement; with Novell, Inc., which is renewable annually at the option of both parties, with InterNiche Technologies, Inc., which renews until terminated by either party and with Peerless Systems Corporation, which expires in 2004 and is subject to year-to-year renewals thereafter at the option of both parties. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

WE DEPEND ON MANUFACTURING, ASSEMBLING AND PRODUCT TESTING RELATIONSHIPS AND ON LIMITED SOURCE SUPPLIERS, AND ANY DISRUPTIONS IN THESE RELATIONSHIPS MAY CAUSE DAMAGE TO OUR CUSTOMER RELATIONSHIPS.

We do not have our own semiconductor fabrication assembly or testing operations or contract manufacturing capabilities. Instead, we rely upon independent contractors to manufacture our components, subassemblies, systems and products. Currently, all of our semiconductor devices are being manufactured, assembled and tested by Atmel Corporation in the United States and Europe, and we expect that we will continue to rely upon Atmel to manufacture, assemble and test a significant portion of our semiconductor devices in the future. In the past, we experienced a delay in the introduction of one of our products due to a problem with Atmel's design tools. While we are in the process of qualifying other suppliers, any qualification and pre-production periods could be lengthy and may cause delays in providing products to customers in the event that the sole source supplier of the semiconductor devices fails to meet our requirements. For example, Atmel uses its manufacturing facilities for its own products as well as those it manufactures on a contract basis. There is no assurance that Atmel will have adequate capacity to meet the needs of its contract manufacturing customers. In addition, semiconductor manufacturers generally experience periodic constraints on their manufacturing capacity.

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

The semiconductor and networking industries are characterized by frequent litigation regarding patent and other intellectual property rights. Although we have not been notified that our products infringe any third-party intellectual property rights, there can be no assurance that we will not receive such notification in the future. Any litigation to determine the validity of third-party infringement claims, whether or not determined in our favor or settled by us, would at a minimum be costly and divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that any infringement claims by third parties or any claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to have merit, will not materially adversely affect our business, results of operations or financial condition. In the event of an adverse ruling in any such matter, we would be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, results of operations and financial condition.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

In the fiscal years ended January 31, 2001, 2000 and 1999, international sales constituted approximately 55%, 50% and 51% of our net sales, respectively, and approximately 68%, 77% and 46% of our domestic sales were to customers headquartered in Asia during the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

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

We intend to expand our presence in Europe to address new markets. One change resulting from the formation of a European Economic and Monetary Union ("EMU") required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999. Business in the EMU member states will be conducted in both the existing national currency such as the French franc or the Deutsche mark, and the euro through 2002. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. There can be no assurance that the conversion to the euro will not have a material adverse effect on our business, results of operations and financial condition.

IF WE LOSE KEY PERSONNEL IT COULD PREVENT US FROM EXECUTING OUR BUSINESS
STRATEGY.

Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and our key technical personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Our stock price and the number of options outstanding with exercise prices in excess of their market price could make it more difficult to attract and retain key personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy and have a material adverse effect on us. We have employment contracts with our Vice President, Intelligent Device Markets Europe; Vice President, Finance, and Chief Financial Officer; President and Chief Operating Officer and the Chairman and Chief Executive Officer. We do not maintain any key-man life insurance policies.

ANY FAILURE TO COMPLY WITH SIGNIFICANT REGULATIONS AND EVOLVING INDUSTRY STANDARDS COULD DELAY INTRODUCTION OF OUR PRODUCTS.

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

A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD BE SOLD INTO THE PUBLIC MARKET, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for our common stock and could make it more difficult for us to raise funds through equity offerings in the future.

Subject to applicable federal and securities laws and the restrictions set forth below, Sorrento may sell any and all of the shares of common stock beneficially owned by it or distribute any or all such shares of common stock to its stockholders. Sales or distributions by Sorrento of substantial amounts of common stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the common stock. Sorrento is not subject to any obligation to retain its shares in NetSilicon. As a result, there can be no assurance concerning the period of time during which Sorrento will maintain its beneficial ownership of our common stock.

At January 31, 2001, options to purchase an aggregate of 5,051,149 shares of our common stock were outstanding. Of these options, 852,394 were exercisable as of January 31, 2001, with additional vesting to occur from time to time.

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

          - difficulties integrating businesses in different countries and cultures;

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

PROVISIONS OF OUR CHARTER DOCUMENTS, OUR SHAREHOLDER RIGHTS PLAN AND LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

Provisions of our amended and restated articles of organization, bylaws, our shareholder rights plan, and of Massachusetts law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Operating alone or together, the above provisions or statutes could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of Common Stock and may render more difficult or discourage a merger, consolidation or tender offer, the assumption of control by a holder of a large block of the Company's shares, and the removal of incumbent management.

ITEM 2.     PROPERTIES:

We lease approximately 47,000 square feet of office space in Waltham, Massachusetts, for our corporate headquarters. Activities at our Waltham headquarters include administration, sales, product development, assembly, test and support. Our lease for property in Waltham provides for base rent of $55,589 per month through February 28, 2003. We believe that our current facilities are adequate to meet our current needs.

In addition we lease the following properties:

          - 5,750 square feet of office space in Newbury Park, California which is used by our Softworks group for product development and sales and marketing;

          - 1,370 square feet of office space in Tokyo, Japan and 1,300 square feet of office space in Kirchheim, Germany, all of which is used primarily for sales and marketing.

ITEM 3.     LEGAL PROCEEDINGS:

NetSilicon may become involved in various legal actions from time to time arising in the ordinary course of business. Except as noted below, the Company is not a party to any litigation that it believes could have a material adverse effect on the business, results of operations and financial condition of the Company.

On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NetSilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. The Company believes that it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. On or about October 31, 2000, the Company asserted counterclaims against Websprocket, LLC that included breach of contract, fraud, and negligent misrepresentation. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of NetSilicon's security holders during the fourth quarter of the fiscal year ended January 31, 2001.

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

                          QUARTERLY STOCK MARKET DATA

FISCAL 2001      HIGH     LOW      FISCAL 2000     HIGH     LOW
-----------     ------   ------   --------------  ------   ------
First Quarter   $45.75   $11.00   First Quarter      N/A      N/A
Second Quarter  $35.25   $14.38   Second Quarter     N/A      N/A
Third Quarter   $30.00   $12.94   Third Quarter   $15.88   $ 9.38
Fourth Quarter  $14.25   $ 2.44   Fourth Quarter  $26.56   $11.81

On January 31, 2001, there were approximately 23 shareholders of record. We believe that shares of our Common Stock held in bank, money management, institution and brokerage house "nominee" names may account for an estimated 5,400 additional beneficial holders. The last reported sale price of the Common Stock on April 23, 2001 was $3.43 per share.

We currently intend to retain all of our earnings to finance future growth and therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA:

The following selected financial data of the Company for the five years ended January 31, 2001 are derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.

                                NetSilicon, Inc.

                                                     FISCAL YEARS ENDED JANUARY 31,
                                           ---------------------------------------------------
                                            2001       2000       1999       1998       1997
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................  $37,382    $31,841    $13,373    $ 7,920    $ 7,445
Cost of sales............................   15,188     15,423      7,521      4,337      4,616
                                           -------    -------    -------    -------    -------
Gross margin.............................   22,194     16,418      5,852      3,583      2,829
                                           -------    -------    -------    -------    -------
Operating expenses:
  Selling and marketing..................   10,753      7,560      3,336      1,810      1,563
  Engineering, research and
     development.........................    7,054      3,083      1,903      1,206        706
  General and administrative.............    4,690      3,551      2,194      1,795      1,502
  Amortization of intangible assets......      338         --         --         --         --
  Intangible and other asset impairment
     charges.............................    1,498         --         --         --         --
                                           -------    -------    -------    -------    -------
Total operating expenses.................   24,333     14,194      7,433      4,811      3,771
                                           -------    -------    -------    -------    -------
Operating income (loss) from continuing
  operations.............................   (2,139)     2,224     (1,581)    (1,228)      (942)
Interest income (expense), net...........      882       (206)      (551)      (118)      (136)
                                           -------    -------    -------    -------    -------
Income (loss) from continuing operations
  before income tax benefit..............   (1,257)     2,018     (2,132)    (1,346)    (1,078)
Income tax benefit.......................       --         --         --        493        969
                                           -------    -------    -------    -------    -------
Income (loss) from continuing
  operations.............................  $(1,257)   $ 2,018    $(2,132)   $  (853)   $  (109)
                                           =======    =======    =======    =======    =======
Income (loss) from continuing operations
  per share:
  Basic..................................  $ (0.09)   $  0.18    $ (0.21)   $ (0.09)   $ (0.01)
  Diluted................................  $ (0.09)   $  0.17    $ (0.21)   $ (0.09)   $ (0.01)
Weighted average number of shares
  outstanding:
  Basic..................................   13,674     11,327     10,000     10,000      8,285
  Diluted................................   13,674     11,978     10,000     10,000      8,285

                                                               JANUARY 31,
                                           ---------------------------------------------------
                                            2001       2000       1999       1998       1997
                                           -------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................  $ 5,999    $11,097    $   583    $   185    $   394
Working capital (deficit)................   19,102     19,515     (3,471)      (787)      (241)
Total assets.............................   31,401     29,781     11,648      7,933      7,615
Due to affiliate.........................       --         57      5,885      1,812        948
Total debt (including short-term debt)...       10        983      3,191      3,005      3,338
Stockholders' equity (deficit)...........   24,713     22,483     (1,836)       586        763

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

In 1996, we began developing our NET+Works family of semiconductor devices designed to network-enable a broad array of embedded systems in a variety of markets. In September 1996, Sorrento Networks Corporation, formerly Osicom Technologies, Inc. ("Sorrento"), acquired all of our outstanding capital stock from our stockholders for $5.0 million of Sorrento common stock. Supported by Sorrento's funding of working capital, we completed the development of our NET+Works family of products and began shipping that family of products in March 1998. We were a wholly-owned subsidiary of Sorrento from the date of the acquisition through our initial public offering in September of 1999.

As of May 1, 1998, according to our intercompany agreement with Sorrento, we transferred our stand-alone print server line of business to Sorrento. Therefore, we treat the stand-alone print server line of business as a discontinued operation, and Sorrento now manufactures, sells and supports the stand-alone print server and other products. The financial data discussed below do not include the operations of the stand-alone print server line of business.

We generate revenues from the sales of network semiconductor devices, NICs and software products, development tools and application engineering services to embedded systems manufacturers. Our networking products are sold to manufacturers that build them into electronic devices incorporating embedded systems that are sold to end users. We generally recognize product and software license revenue upon shipment to our customers. Revenue recognition is not dependent upon the customers of those manufacturers accepting the manufacturer's products into which our products are incorporated. Revenue from service obligations is deferred and recognized over the lives of the contracts or when the service is performed. Our standard warranty period is 12 months from date of shipment and our standard product return policy does not allow the customer to return product other than for warranty. We accrue warranty costs and other allowances at the time of shipment. In general, the timing and magnitude of our revenues are dependent upon our achievement of design wins, the timing and success of our customers' development cycles and our customers' product sales. In addition to revenues from actual sales of the hardware products, NetSilicon also receives revenue from the sales of support services provided to developers during their design stage, and also from post-sale support contracts. The contracts generally cover the 12 month period following date of actual shipment of product to the customer. The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by customers, as well as delays frequently associated with customers' internal procedures to deploy new technologies within their products and to accept and test new technologies. For these and other reasons, the sales cycles associated with our products is typically lengthy, lasting nine months or longer.

In the fiscal years ended January 31, 2001, 2000 and 1999, international sales constituted approximately 55%, 50% and 51% of our net sales, respectively, and approximately 68%, 77% and 46% of our domestic sales were to customers headquartered in Asia during the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Approximately 79%, 95% and 95% of our net sales in the fiscal years ended January 31, 2001, 2000 and 1999, respectively, were made to customers in the imaging market, many of which are headquartered in Japan.

RESULTS OF OPERATIONS

The following table sets forth information derived from our Statement of Operations expressed as a percentage of net sales for the fiscal years ended January 31, 2001, 2000 and 1999.

                                                              FISCAL YEARS ENDED JANUARY 31,
                                                              ------------------------------
                                                               2001        2000        1999
                                                              ------      ------      ------
STATEMENT OF OPERATIONS DATA:
Net sales...................................................  100.0%      100.0%      100.0%
Cost of sales...............................................   40.6        48.4        56.2
                                                              -----       -----       -----
Gross margin................................................   59.4        51.6        43.8
                                                              -----       -----       -----
Operating expenses:
  Selling and marketing.....................................   28.8        23.7        24.9
  Engineering, research and development.....................   18.9         9.7        14.3
  General and administrative................................   12.5        11.2        16.4
  Amortization of intangible assets.........................    0.9          --          --
  Intangible and other asset impairment charges.............    4.0          --          --
                                                              -----       -----       -----
Total operating expenses....................................   65.1        44.6        55.6
                                                              -----       -----       -----
Operating income (loss) from continuing operations..........   (5.7)        7.0       (11.8)
Interest income (expense), net..............................    2.4        (0.6)       (4.1)
                                                              -----       -----       -----
Income (loss) from continuing operations before income tax
  benefit...................................................   (3.3)        6.4       (15.9)
Income tax benefit..........................................     --          --          --
                                                              -----       -----       -----
Income (loss) from continuing operations....................   (3.3)%       6.4%      (15.9)%
                                                              =====       =====       =====

FISCAL YEAR ENDED JANUARY 31, 2001 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
2000

NET SALES. Net sales increased to $37.4 million in the fiscal year ended January 31, 2001 from $31.8 million in the fiscal year ended January 31, 2000, representing an increase of 17.4%. The increase in net sales was due primarily to an increase in OEM customers to which the Company shipped product from 43 in fiscal year 2000 to 79 in fiscal year 2001 and increased sales to existing OEM imaging customers due to greater demand for their products and an increase in the number of projects we have with these customers. Backlog for our product and services was approximately $3.4 million and $6.0 million at January 31, 2001 and 2000, respectively, all of which was scheduled to be shipped within 12 months.

Office imaging market sales accounted for 79.0% of total net sales in fiscal year 2001 compared to 95.0% of total net sales in fiscal year 2000. 13.0% and 5.0% of net sales in fiscal years 2001 and 2000, respectively, were to a broad array of intelligent device markets including telecommunications and telephony, industrial automation, building automation and control, point-of-sale, wireless access and others. We expect that sales to intelligent device markets other than office imaging will continue to grow as a percent of total sales as we add new customers in these markets.

Our embedded networking semiconductor and controller products accounted for 88.3% and 94.0% of total net sales in fiscal years 2001 and 2000, respectively. Software development tools and development boards accounted for 5.6% and 2.0% of total net sales in fiscal years 2001 and 2000, respectively, and 6.1% and 4.0% of net sales in fiscal years 2001 and 2000, respectively, related to royalty, maintenance and service revenue.

COST OF SALES; GROSS MARGIN. Cost of sales consists principally of the cost of raw material components and subcontract labor assembly from outside manufacturers and suppliers. Cost of sales also includes amortization of software development costs. Gross margin increased to $22.2 million, or 59.4% of net sales, in the fiscal year ended January 31, 2001 from $16.4 million, or 51.6% of net sales, in the fiscal year ended January 31, 2000, representing an increase of 35.2%. The increase in gross margin percent in fiscal year 2001 was due primarily to material and subcontract labor cost reductions which were partially attributable to the increased sales volume and our transition to a new subcontract manufacturer for imaging network interface cards. In addition, the increase in gross margin is due to higher non-recurring engineering fees and royalties in fiscal year 2001 compared to fiscal year 2000 and a gradual shift in product mix to higher margin intelligent device market products and a shift within the imaging market from network interface cards to higher margin semiconductor devices. Amortization expense related to capitalized software development costs was $435,100 and $382,700 in the fiscal years ended January 31, 2001 and 2000, respectively.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist mainly of employee related expenses, commissions to sales representatives, trade shows, publicity and travel expenses. Selling and marketing expenses increased to $10.8 million, or 28.8% of net sales, in the fiscal year ended January 31, 2001 from $7.6 million, or 23.7% of net sales, in the fiscal year ended January 31, 2000, representing an increase of 42.2%. The increase in selling and marketing expenses was the result of (i) an increase in marketing costs of approximately $927,000 associated with the introduction of new products, expanded advertising and publicity programs, greater participation in trade shows and costs associated with Internet and web marketing activities; (ii) additional sales commissions of approximately $575,000 due to increased sales and the expansion of our network of distributors and authorized developers; (iii) additional payroll costs related to the expansion of our direct sales and marketing teams in the United States, Europe and Asia; and (iv) payroll, recruiting and other costs associated with investments made to expand our customer support department.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities, net of capitalized software costs. Engineering, research and development costs increased to $7.1 million, or 18.9% of net sales, in the fiscal year ended January 31, 2001 from $3.1 million, or 9.7% of net sales, in the fiscal year ended January 31, 2000, representing an increase of 128.8%. The increase was due primarily to (i) an increase of $1.6 million in payroll and recruiting costs associated with an increase in headcount from 34 employees engaged in research and development activities at January 31, 2000 to 53 employees at January 31, 2001. The increase in headcount includes the addition of 10 engineers acquired in connection with our purchase of certain assets of Pacific Softworks, Inc. in August 2000; (ii) an increase of $1.4 million in contract labor, consulting and other external product development costs related to our continued investment in product development, including investments in NET+OS, our Linux based NET+Lx and advanced microprocessor technology; and (iii) increased depreciation and amortization of purchased software tools and increased software maintenance expense. Software development costs of $532,900 and $938,100, in the fiscal years ended January 31, 2001 and 2000, respectively, were capitalized and are being amortized to cost of sales over the products' useful lives, typically two to three years.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and provisions to accounts receivable allowances. General and administrative expenses increased to $4.7 million, or 12.5% of net sales, in the fiscal year ended January 31, 2001 from $3.6 million, or 11.2% of net sales, in the fiscal year ended January 31, 2000, representing an increase of 32.1%. The increase in general and administrative expenses is attributable to an increase in legal, accounting and insurance costs of $799,000, an increase in payroll costs of $529,000, and increases in rent expense, related to our lease of additional space at our headquarters in Massachusetts and rent at our new facility in California, higher investor relations costs, increased costs related to the expansion of our information systems infrastructure and an increase in other costs associated with our first complete year as a public company. General and administrative expenses included $0 and approximately $200,000 in the fiscal year ended January 31, 2001 and 2000, respectively, related to changes in the accounts receivable valuation reserve.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets consists of the amortization of intangible assets acquired in connection with the purchase of certain assets of Pacific Softworks, Inc. in August 2000. Amortization expense was $337,700, or 0.9% of net sales, in the fiscal year ended January 31, 2001. We expect that amortization of these intangible assets will be approximately $130,000 per quarter until August 2003.

INTANGIBLE AND OTHER ASSET IMPAIRMENT CHARGES. Intangible and other asset impairment charges consist of nonrecurring charges related to the impairment of the carrying amount of long-lived and certain intangible assets. Intangible and other asset impairment charges were $1.5 million, or 4.0% of net sales, in the fiscal year ended January 31, 2001 compared to $0 in the fiscal year ended January 31, 2000. In fiscal year 2001, internal and external circumstances indicated that the carrying amount of our intangible web protocol asset, which was acquired in connection with the purchase of certain Pacific Softworks, Inc. assets, and capitalized product development costs, related to a Java-based development project with a third party vendor, would not be recoverable. An impairment loss was recorded to write off the web protocol asset, with a carrying value of $957,000 and the capitalized costs, with a carrying value of $541,000.

INTEREST INCOME/EXPENSE. Interest income includes interest earned on cash and short-term investment balances. Interest expense is the result of our borrowings against our line of credit with our former lender, Coast Business Credit, and the interest charged by our former sole shareholder, Sorrento, for our borrowings from Sorrento. Net interest income was $882,500, or 2.4% of net sales, in the fiscal year ended January 31, 2001 and consisted of interest earned on cash and short-term investment balances. Net interest expense was $206,100, or 0.6% of net sales, in the fiscal year ended January 31, 2000 and consisted of interest on borrowings from both our line of credit and Sorrento, offset in part by interest earned on cash and short term investments. The increase in interest income and the decrease in interest expense from the period ended January 31, 2001 to the period ended January 31, 2000 are the result of the proceeds raised by the sale of our stock in conjunction with our initial public offering on September 15, 1999 and our subsequent repayment of amounts due Coast Business Credit and Sorrento.

PROVISION FOR INCOME TAXES. There was no net provision for income taxes for the fiscal years ended January 31, 2001 and January 31, 2000 due to the net loss in 2001 and utilization of available net operating loss carryforwards. At January 31, 2001 we had federal net operating losses of approximately $4,611,000 and research and development credits of approximately $457,100 which may be available to reduce future taxable income. These carryforwards expire at various dates through 2022. The extent to which net operating loss carryforwards may be utilized in a single taxable year may be reduced in the event there has been any ownership change of a taxpayer. Further ownership changes in the future may reduce the extent to which any net operating losses and credits may be utilized.

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

Our embedded networking semiconductor and controller products accounted for 94.0% and 90.8% of total net sales in fiscal years 2000 and 1999, respectively. Software development tools and development boards accounted for 2.0% and 3.4% of total net sales in fiscal years 2000 and 1999, respectively, and 4.0% and 5.8% of net sales in fiscal years 2000 and 1999, respectively, related to royalty, maintenance and service revenue.

COST OF SALES; GROSS MARGIN. Cost of sales consists principally of the cost of raw material components and subcontract labor assembly from outside manufacturers and suppliers. Cost of sales also includes amortization of software development costs. Gross profit increased to $16.4 million, or 51.6% of net sales, in the fiscal year ended January 31, 2000 from $5.9 million, or 43.8% of net sales, in the fiscal year ended January 31, 1999, representing an increase of 180.5%. The increase in gross margin percent in fiscal year 2000 was due primarily to material and subcontract labor cost reductions offset in part by declining average sales prices. The gross margin percent in fiscal year 1999 was also adversely effected by costs of $224,000 resulting from the late delivery of the NET+ARM chip from a vendor. Amortization expense related to capitalized software development costs was $382,700 and $249,600 in the fiscal years ended January 31, 2000 and 1999, respectively.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist mainly of employee related expenses, commissions to sales representatives, trade shows, publicity and travel expenses. Selling and marketing expenses increased to $7.6 million, or 23.7% of net sales, in the fiscal year ended January 31, 2000 from $3.3 million, or 24.9% of net sales, in the fiscal year ended January 31, 1999, representing an increase of 126.6%. The increase was the result of (i) additional sales commissions of $1.4 million due to increased sales volume, (ii) additional payroll costs of $1.1 million related to the expansion of the sales force in the United States, Europe and Asia, and (iii) marketing costs associated with the NET+Works family of products, greater participation in trade shows, and costs associated with internet and web marketing activities.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities, net of capitalized software costs. Engineering, research and development costs increased to $3.1 million, or 9.7% of net sales, in the fiscal year ended January 31, 2000 from $1.9 million, or 14.3% of net sales, representing an increase of 62.0%. The increase was due to increased headcount and related payroll expenses of $360,000 and increased costs of $228,900 associated with external product development and depreciation of purchased software and other assets. Software development costs of $938,100 and $723,600, in the fiscal years ended January 31, 2000 and 1999, respectively, were capitalized and are being amortized to cost of sales over the products' useful lives, typically two to three years. Engineering, research and development expense in fiscal year 2000 includes a charge of $307,100 related to a decrease in the net realizable value of capitalized development costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and changes to accounts receivable allowances. General and administrative expenses increased to $3.6 million, or 11.2% of net sales, in the fiscal year ended January 31, 2000 from $2.2 million, or 16.4% of net sales, in the fiscal year ended January 31, 1999, representing an increase of 61.8%. The increase in expenses is associated with the increase in sales and headcount, including increased payroll and related costs of $431,000 and costs of $221,200 associated with the development of a newly formed MIS group. In addition, the increase is due to new and increased costs associated with becoming a public entity, including an increase in legal, audit, and insurance costs of $261,000 as well as costs related to investor relations and similar activities. General and administrative expenses included approximately $200,000 and $300,000 in the fiscal years ended January 31, 2000 and 1999, respectively, related to increases in the accounts receivable valuation reserve made to reflect increased risk of collection.

INTEREST EXPENSE. Interest expense is the result of the Company's borrowings against its line of credit with its lender, Coast Business Credit, and the interest charged by its former sole shareholder, Sorrento, for borrowings made by the Company from Sorrento, offset by income earned on cash and cash equivalents and investments. Net interest expense decreased to $206,100, or 0.6% of net sales, in the fiscal year ended January 31, 2000 from $551,700, or 4.1% of net sales, in the fiscal year ended January 31, 1999, representing a decrease of 62.6%. The decrease is due primarily to income earned on cash and investments of $364,700 in the fiscal year ended January 31, 2000. Interest income earned in fiscal year 1999 was not material.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to our public offering in September, 1999 we financed our operations through advances from Sorrento and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At January 31, 2001 we had working capital of $19.1 million and cash and cash equivalents of $6.0 million.

Our operating activities used cash of $2.3 million, provided cash of $6.4 million, and used cash of $1.9 million in the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Cash used by operating activities in fiscal year 2001 was attributable to increases in inventory, accounts receivable and a net loss for the period, offset in part by the non-cash impact of depreciation, amortization and asset impairment charges. The increase in accounts receivable and inventory relate to the growth in sales. The increase in inventory is also due to larger volume purchases of certain electronic components that were made to decrease the risk to our operations of the sharp fluctuations in the market supply of the components. The non-cash asset impairment charges relate to the write-down in fair value of an intangible asset acquired as part of our purchase of certain assets of Pacific Softworks, Inc. and capitalized product development costs related to a Java-based development project with a third party vendor. Cash provided in fiscal year 2000 was attributable to net income for the period, an increase in other current liabilities, a decrease in accounts receivable and the non-cash impact of depreciation and amortization, offset in part by increases in inventory and other current assets. The increase in other current liabilities in fiscal year 2000 related primarily to an increase in commissions payable. Cash used during fiscal year 1999 was due to a net loss, growth in inventory and accounts receivable caused by increased demand for our products, offset in part by an increase in accounts payable and other current liabilities and the non-cash impact of depreciation and amortization.

To support our anticipated growth, we expect that our sales and marketing expenses, engineering, research and development expenses and general and administrative expenses each will increase in the fiscal year ending January 31, 2002 and thereafter compared to the amounts of such expenses in the fiscal year ending January 31, 2001. Due in part to an economic slowdown affecting our imaging customers, we anticipate a decline in imaging revenue growth in fiscal year 2002 which will adversely effect our results of operations and financial condition and may result in operating losses for all or part of fiscal year 2002. We expect to return to profitability in the fourth quarter of 2002 or the first quarter of 2003. There can be no assurance that our available cash and cash flow from operations will be sufficient to fund such additional expenses.

Our standard payment terms are net 30 days. While we actively pursue collection within that time, receivables have frequently taken longer to collect in part because we sell products to large companies in Asia.

Our investing activities used cash of $2.0 million, $10.6 million and $928,500 in fiscal years ended January 31, 2001, 2000 and 1999, respectively. Cash used in investing activities during fiscal year 2001 related primarily to purchases of $1.8 million of property and equipment, software development costs of $532,900 and an increase in other assets, offset in part by proceeds of $1.5 million from the sale of short-term investments. Cash used in investing activities in fiscal year 2000 related primarily to the purchases of $8.2 million of short-term investments and $1.4 million of property and equipment and $938,100 of software development costs. Cash used in fiscal year 1999 related to software development costs of $723,600 and an increase in other assets of $525,700, offset in part by the transfer of capitalized software, in the amount of $577,400, to Sorrento.

On August 31, 2000, we issued 90,000 shares of common stock, valued at $2.3 million and incurred $570,000 of acquisition-related costs in connection with the acquisition of the strategic network technology assets of Pacific Softworks, Inc. The total purchase price was $2.8 million and was allocated to the tangible and intangible assets acquired. On February 16, 2001, subsequent to the fiscal year end, we issued 241,667 shares of common stock valued at $1.2 million, paid cash of $250,000, incurred $116,500 of acquisition-related costs and assumed $834,900 of liabilities in connection with the acquisition of Dimatech Corporation. The total purchase price was $2.4 million and was allocated to the tangible and intangible assets acquired.

Financing activities used cash of $812,700 in the fiscal year ended January 31, 2001 and provided cash of $14.7 million and $3.2 million during the fiscal years ended January 31, 2000 and 1999, respectively. Cash used by financing activities during fiscal year 2001 related primarily to loans to an officer of the company in the amount of $871,200 and the repayment of short-term debt of $779,700, offset in part by proceeds from the exercise of stock options of $1.1 million. Cash provided by financing activities in fiscal year 2000 related to proceeds of $22.2 million from the sale of common stock in connection with our initial public offering in September 1999 which were offset in part by repayments of advances from Sorrento of $5.1 million and repayments of short-term debt of $2.4 million. Cash provided by financing activities in fiscal year 1999 was due primarily to net loans from Sorrento of $3.0 million.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through the next 12 months. Nonetheless, we may elect to sell additional equity securities or to obtain additional credit. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which we maintain inventory and accounts receivable; the market acceptance of our products; the levels of promotion and advertising required to launch products or enter markets and attain a competitive position in the marketplace; volume pricing concessions; our business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to our products; and our relationships with suppliers and customers. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. We may need to raise additional funds through public or private financings or borrowings if existing resources and cash generated from operations are insufficient to fund our future activities. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our shareholders and us. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of our common stock. If adequate funds are not available to satisfy short- or long-term capital requirements, we may be required to limit our operations significantly.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

Substantially all of our sales are currently denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations. However, we conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in those countries. In addition, inflation in such countries could increase our expenses. In the future, we will engage in foreign currency denominated sales and pay material amounts of expenses in foreign currencies and, in such events, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. To date, we have not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS No. 133 has not had a material impact on our results of operations, financial position or cash flows.

In March 2000, the FASB issued FASB Interpretation, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock option awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant impact on our results of operations, financial position or cash flows.

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

WE HAVE FOREIGN OPERATIONS IN EUROPE. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our results of operations, financial position or cash flows. We plan to continue to expand our operations globally which may increase our exposure to foreign exchange fluctuations. Our acquisition of Dimatech Corporation headquartered in Tokyo, Japan in February 2001, is an example of this expansion.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

NetSilicon's Financial Statements, together with the related Independent Auditor's Report, appear at pages F-1 through F-23, respectively, of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information required by this item is incorporated by reference from NetSilicon's definitive Proxy Statement for its 2001 annual meeting of stockholders (the "Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

(b) Reports on Form 8-K:

    On November 14, 2000, we filed Amendment No. 1 to Form 8-K filed on September 15, 2000 related to the acquisition of certain assets of Pacific Softworks Technology, Inc. The amended document includes historical audited financial statements of Pacific Softworks, Inc. as of and for the periods ended December 31, 1999 and 1998 and the unaudited pro forma combined balance sheet as of July 29, 2000 and unaudited pro forma combined statements of operations for the six months ended July 29, 2000 and the year ended January 31, 2000.

(c) The exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(d) Financial Statement Schedules: The financial statement schedules required by this item, if any, are listed under Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETSILICON, INC.

                                      By:     /s/ Cornelius Peterson VIII
                                          --------------------------------------

                                          Cornelius Peterson VIII
                                          Chairman of the Board and Chief
                                              Executive Officer

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

                    NAME                                         TITLE                         DATE
                    ----                                         -----                         ----

/s/ CORNELIUS PETERSON VIII                   Chairman of the Board and Chief Executive     May 1, 2001
--------------------------------------------    Officer (Principal Executive Officer)
Cornelius Peterson VIII

/s/ DANIEL J. SULLIVAN                        Vice President, Finance, Chief Financial      May 1, 2001
--------------------------------------------    Officer (Principal Financial and
Daniel J. Sullivan                              Accounting Officer)

/s/ MICHAEL K. BALLARD                        Director                                      May 1, 2001
--------------------------------------------
Michael K. Ballard

/s/ FRANCIS E. GIRARD                         Director                                      May 1, 2001
--------------------------------------------
Francis E. Girard

/s/ WILLIAM JOHNSON                           Director                                      May 1, 2001
--------------------------------------------
William Johnson

/s/ EDWARD B. ROBERTS                         Director                                      May 1, 2001
--------------------------------------------
Edward B. Roberts

/s/ F. GRANT SAVIERS                          Director                                      May 1, 2001
--------------------------------------------
F. Grant Saviers

                                NetSilicon, Inc.

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

FINANCIAL STATEMENTS                                            PAGE
--------------------                                            ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets as of January 31, 2001 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  January 31, 2001, 2000 and 1999...........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended January 31, 2001, 2000 and 1999.......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2001, 2000 and 1999...........................  F-6
Notes to Consolidated Financial Statements..................  F-7-F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors of
NetSilicon, Inc.

We have audited the accompanying consolidated balance sheets of NetSilicon, Inc. and subsidiary as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSilicon, Inc. and subsidiary as of January 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ BDO SEIDMAN, LLP
                                          --------------------------------------

Boston, Massachusetts
February 23, 2001

                                NetSilicon, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                     JANUARY 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                           ASSETS
CURRENT ASSETS
  Cash and equivalents......................................  $ 5,999,200    $11,096,500
  Short-term investments....................................    6,794,400      8,203,700
  Accounts receivable, net..................................    4,660,300      2,266,000
  Inventory, net............................................    6,707,000      4,322,400
  Notes receivable from officer.............................      871,200             --
  Prepaid expenses and other current assets.................      757,400        798,900
                                                              -----------    -----------
          TOTAL CURRENT ASSETS..............................   25,789,500     26,687,500
PROPERTY AND EQUIPMENT, NET.................................    2,335,200      1,466,400
                                                              -----------    -----------
OTHER ASSETS
  Capitalized software, net.................................      990,800        770,700
  Intangible assets, net....................................    1,351,800             --
  Other assets..............................................      933,800        855,900
                                                              -----------    -----------
          TOTAL OTHER ASSETS................................    3,276,400      1,626,600
                                                              -----------    -----------
TOTAL ASSETS................................................  $31,401,100    $29,780,500
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $        --    $   779,700
  Short-term portion of capital lease obligation............       10,400         78,000
  Accounts payable..........................................    2,787,100      3,013,200
  Due to affiliate..........................................           --         56,900
  Deferred revenue..........................................      343,000         52,500
  Other current liabilities.................................    3,547,300      3,192,200
                                                              -----------    -----------
          TOTAL CURRENT LIABILITIES.........................    6,687,800      7,172,500
CAPITAL LEASE OBLIGATION, less current portion..............           --        125,100
                                                              -----------    -----------
          TOTAL LIABILITIES.................................    6,687,800      7,297,600
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 5,000,000 authorized;
     none issued............................................           --             --
  Common stock, $0.01 par value; 35,000,000 authorized;
     issued and outstanding:
     Voting, 6,810,100 and 6,037,500 shares.................       68,100         60,400
     Non-voting, 6,972,700 and 7,500,000 shares.............       69,700         75,000
  Additional paid-in capital................................   28,187,400     24,755,400
  Accumulated other comprehensive income (loss).............       26,500        (26,400)
  Accumulated deficit.......................................   (3,638,400)    (2,381,500)
                                                              -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY........................   24,713,300     22,482,900
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $31,401,100    $29,780,500
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                                NetSilicon, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
NET SALES...........................................  $37,382,100    $31,840,900    $13,373,000
COST OF SALES.......................................   15,188,300     15,422,900      7,520,000
                                                      -----------    -----------    -----------
  GROSS MARGIN......................................   22,193,800     16,418,000      5,853,000
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Selling and marketing.............................   10,753,500      7,560,300      3,336,400
  Engineering, research and development.............    7,054,200      3,083,500      1,902,900
  General and administrative........................    4,689,900      3,550,500      2,194,400
  Amortization of intangible assets.................      337,700             --             --
  Intangible and other asset impairment charges.....    1,497,900             --             --
                                                      -----------    -----------    -----------
          TOTAL OPERATING EXPENSES..................   24,333,200     14,194,300      7,433,700
                                                      -----------    -----------    -----------
OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS........................................   (2,139,400)     2,223,700     (1,580,700)
  Interest income (expense), net of interest income
     of $364,700 in 2000............................      882,500       (206,100)      (551,700)
                                                      -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES......................................   (1,256,900)     2,017,600     (2,132,400)
  Income taxes......................................           --             --             --
                                                      -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS............   (1,256,900)     2,017,600     (2,132,400)
LOSS FROM DISCONTINUED OPERATIONS...................           --             --       (289,800)
                                                      -----------    -----------    -----------
NET INCOME (LOSS)...................................  $(1,256,900)   $ 2,017,600    $(2,422,200)
                                                      ===========    ===========    ===========
INCOME (LOSS) PER COMMON SHARE
  From continuing operations
     Basic..........................................  $     (0.09)   $      0.18    $     (0.21)
     Diluted........................................  $     (0.09)   $      0.17    $     (0.21)
  From discontinued operations
     Basic..........................................  $        --    $        --    $     (0.03)
     Diluted........................................  $        --    $        --    $     (0.03)
  Net income (loss) per common share
     Basic..........................................  $     (0.09)   $      0.18    $     (0.24)
     Diluted........................................  $     (0.09)   $      0.17    $     (0.24)
SHARES USED IN PER SHARE CALCULATIONS
     Basic..........................................   13,674,200     11,326,600     10,000,000
     Diluted........................................   13,674,200     11,978,200     10,000,000

          See accompanying notes to consolidated financial statements.

                                NetSilicon, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    ACCUMULATED
                                                                       OTHER
                                 COMMON STOCK        ADDITIONAL    COMPREHENSIVE                      TOTAL         COMPREHENSIVE
                             ---------------------     PAID-IN        INCOME       ACCUMULATED    STOCKHOLDERS'        INCOME
                               SHARES      AMOUNT      CAPITAL        (LOSS)         DEFICIT     EQUITY (DEFICIT)      (LOSS)
                             ----------   --------   -----------   -------------   -----------   ----------------   -------------
BALANCE AT JANUARY 31,
  1998.....................  10,000,000   $100,000   $ 2,463,000     $     --      $(1,976,900)    $   586,100
Net loss and comprehensive
  loss.....................          --         --            --           --       (2,422,200)     (2,422,200)      $(2,422,200)
                             ----------   --------   -----------     --------      -----------     -----------       ===========
BALANCE AT JANUARY 31,
  1999.....................  10,000,000    100,000     2,463,000           --       (4,399,100)     (1,836,100)
Sale of common stock, net
  of issuance costs of
  $788,000.................   3,537,500     35,400    22,213,700           --               --      22,249,100
Issuance of common stock
  options to
  non-employees............          --         --        78,700           --               --          78,700
Net income.................          --         --            --           --        2,017,600       2,017,600       $ 2,017,600
Unrealized loss on
  short-term investments...          --         --            --      (26,400)              --         (26,400)          (26,400)
                                                                                                                     -----------
Comprehensive income.......          --         --            --           --               --              --       $ 1,991,200
                             ----------   --------   -----------     --------      -----------     -----------       ===========
BALANCE AT JANUARY 31,
  2000.....................  13,537,500    135,400    24,755,400      (26,400)      (2,381,500)     22,482,900
Common stock issued in
  connection with asset
  acquisition..............      90,000        900     2,270,700           --               --       2,271,600
Common stock issued under
  stock plans..............     155,300      1,500     1,086,300           --               --       1,087,800
Issuance of common stock
  options to
  non-employees............          --         --        75,000           --               --          75,000
Net loss...................          --         --            --           --       (1,256,900)     (1,256,900)      $(1,256,900)
Unrealized gain on
  short-term investments...          --         --            --       52,900               --          52,900            52,900
                                                                                                                     -----------
Comprehensive loss.........          --         --            --           --               --              --       $(1,204,000)
                             ----------   --------   -----------     --------      -----------     -----------       ===========
BALANCE AT JANUARY 31,
  2001.....................  13,782,800   $137,800   $28,187,400     $ 26,500      $(3,638,400)    $24,713,300
                             ==========   ========   ===========     ========      ===========     ===========

          See accompanying notes to consolidated financial statements.

                                NetSilicon, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FISCAL YEAR ENDED JANUARY 31,
                                                     ------------------------------------------
                                                        2001            2000           1999
                                                     -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................  $(1,256,900)   $  2,017,600    $(2,422,200)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization.................    1,815,400       1,127,300        666,400
     Intangible and other asset impairment
       charges.....................................    1,497,900              --             --
     Stock option compensation -- non-employee.....           --          78,700             --
     Changes in operating assets and liabilities,
       net of effects of acquisition:
       (Increase) decrease in accounts
          receivable...............................   (2,302,800)      1,938,500       (609,200)
       (Increase) decrease in inventories..........   (2,384,600)       (553,100)    (1,161,900)
       (Increase) decrease in other current
          assets...................................       41,500        (560,300)       (66,000)
       Increase (decrease) in accounts payable.....     (226,100)        223,400      1,012,500
       Increase (decrease) in other current
          liabilities..............................      224,800       2,112,100        686,100
       Increase (decrease) in deferred revenue.....      290,500          52,500             --
                                                     -----------    ------------    -----------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES.............................   (2,300,300)      6,436,700     (1,894,300)
                                                     -----------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (purchases of) short-term
     investments...................................    1,462,200      (8,230,100)            --
  Purchases of property and equipment..............   (1,848,600)     (1,322,400)      (256,600)
  Software development costs.......................     (532,900)       (938,100)      (723,600)
  Capitalized software transferred to Sorrento.....           --              --        577,400
  Direct acquisition costs.........................     (439,800)             --             --
  Other assets.....................................     (625,200)        (84,500)      (525,700)
                                                     -----------    ------------    -----------
          NET CASH USED IN INVESTING ACTIVITIES....   (1,984,300)    (10,575,100)      (928,500)
                                                     -----------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of notes receivable to officer..........     (871,200)             --             --
  Proceeds (repayments) of affiliates advances.....      (56,900)     (5,147,900)     3,033,800
  Proceeds (repayments) of short-term debt, net....     (779,700)     (2,411,800)       204,400
  Repayments of long-term debt, net................           --              --        (17,900)
  Payments of capital lease obligation.............     (192,700)        (37,100)            --
  Proceeds from issuance of stock..................           --      22,249,100             --
  Proceeds from exercise of stock options..........    1,087,800              --             --
                                                     -----------    ------------    -----------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES.............................     (812,700)     14,652,300      3,220,300
                                                     -----------    ------------    -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS........   (5,097,300)     10,513,900        397,500
CASH AND EQUIVALENTS BEGINNING OF YEAR.............   11,096,500         582,600        185,100
                                                     -----------    ------------    -----------
CASH AND EQUIVALENTS END OF YEAR...................  $ 5,999,200    $ 11,096,500    $   582,600
                                                     ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                                NetSilicon, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NetSilicon, Inc. (the "Company") develops and markets embedded Ethernet networking solutions, which combine advanced microprocessors and software, to manufacturers building intelligent, network-enabled devices. The Company's products provide intelligent devices and embedded systems with the ability to communicate over standards-based local-area networks, or LANs, and the Internet, enabling the development of new embedded systems applications. The Company believes that it offers the first comprehensive solution that, in conjunction with a physical interface and memory, encompass all of the hardware and software necessary to allow intelligent electronic devices incorporating embedded systems to communicate with other devices. NetSilicon's customers are in a broad array of markets including telecommunications and telephony, industrial automation, office imaging, building automation and control, home automation, data acquisition, point-of-sale, and wireless access. NetSilicon's devices are incorporated into office imaging equipment, including printers, scanners, fax machines, copiers and multi-function devices manufactured by over 20 manufacturers including Minolta, Ricoh, Sharp and Xerox. The Company's products are also in various stages of incorporation into the design and manufacture of other intelligent devices including power plant automation equipment, medical data collection and monitoring devices, Internet/Ethernet cameras for security, voice-over-IP telephones, point-of-sale scanners, scales and teller machines, networked exercise equipment, and utility measurement and environment monitoring equipment.

The accompanying financial statements are the responsibility of the management of the Company.

A. The Company and Basis of Presentation

The Company was incorporated in Massachusetts on April 17, 1984 under the name of Digital Products, Inc. In September 1996, Sorrento Networks Corporation, formerly Osicom Technologies, Inc., ("Sorrento") acquired sole ownership of the Company through a merger with a newly-formed corporation in exchange for Sorrento common stock in a transaction accounted for as a pooling of interests. On September 15, 1999, the Company completed an initial public offering of its common stock. As of January 31, 2001, Sorrento held a 50.6% non-voting interest in the Company.

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

As a result, in May 1998, the Company sold its Stand-Alone Print Server Line to Sorrento, which consisted principally of specific sales employees and capitalized software related to Stand-Alone Print Server products. Based on this transaction, the Company has accounted for the Stand-Alone Print Server Line as a discontinued operation. The Company did not realize a gain or loss on sale as Sorrento purchased the capitalized software and other miscellaneous assets at their book value as of the date of purchase. Sales, cost of sales, selling, marketing, engineering, general and administrative, research and development expenses included in discontinued operations within the Company's historical Statements of Operations represent only those transactions specific to the Stand-Alone Print Server Line.

For periods prior to the Company's initial public offering in September 1999, general and administrative expenses include an amount that management considered to be a reasonable allocation of general corporate expenses. Management and administrative salaries were allocated based upon estimated time devoted to the Company's operations; all other allocations of general corporate expenses, including public company costs, were based upon specific identification of the relationship of the Company's operations to the total operations

                                NetSilicon, Inc.

of Sorrento. Selling and marketing and general and administrative expenses in the fiscal year ended January 31, 1999 include $80,000 of allocated corporate overhead expenses.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NetSilicon GmbH. All significant intercompany transactions and balances have been eliminated.

B. Summary of Significant Accounting Policies

Cash and Equivalents and Short-term Investments -- All highly liquid debt instruments purchased with remaining maturities of three months or less are classified as cash equivalents. Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. The Company classifies its short-term investments as available-for-sale and therefore records them at fair value with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss). All available-for-sale securities are classified as current assets. The cost of investments sold, for purposes of calculating realized gains and losses, is determined using the first-in, first-out method. Realized gains and losses are recognized in the statement of operations.

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

Inventory -- Inventory, comprised of raw materials, work in process, finished goods and spare parts, is stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of:

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Raw material................................................  $7,041,500    $2,882,800
Work in process.............................................     126,800     1,938,200
Finished goods..............................................      49,500       126,400
                                                              ----------    ----------
                                                               7,217,800     4,947,400
Less: Valuation reserve.....................................     510,800       625,000
                                                              ----------    ----------
                                                              $6,707,000    $4,322,400
                                                              ==========    ==========

Fair Value of Financial Instruments -- The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Management believes that there are no material differences between the recorded book values of its financial instruments, which include cash and equivalents, short-term investments, accounts receivable and accounts payable, and their estimated fair value.

Property and Equipment -- Property and equipment are recorded at historical cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of two to seven years for computer and other equipment, purchased software, and furniture and fixtures. Leasehold improvements are

                                NetSilicon, Inc.

amortized over the shorter of the remaining lease term or the estimated useful life of the improvement using the straight-line method.

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

Software Development -- Software development costs where technological feasibility has not been established are expensed in the period in which they occurred, otherwise, development costs that will become an integral part of the Company's products are deferred in accordance with Statement of Financial Accounting Standards ("SFAS") Nos. 2 and 86. The deferred costs are amortized to cost of sales using the straight-line method over the remaining estimated two to three year economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the fiscal years ended January 31, 2001, 2000 and 1999 was $435,100, $382,700 and $249,600, respectively.

The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved. Engineering, research and development expense in fiscal year 2000 includes a charge of $307,100 related to a decrease in the net realizable value of capitalized development costs.

Intangible Assets -- Intangible assets consist of completed technology, assembled workforce and other assets arising from the acquisition of a business or business assets. These intangible assets are amortized using the straight-line method over their estimated useful lives of three years.

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected future cash flows are not sufficient to recover its carrying amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value or carrying amount. Impairment losses, if any, are recorded currently.

Revenue Recognition -- The Company's revenues are derived primarily from the sale of product to its OEM customers and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. Revenue from the sale of hardware products, including embedded networking semiconductors and controller products, is generally recognized upon shipment. Revenue from service obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable.

The Company's software development tools and developments boards often include multiple elements - hardware, software, post contract customer support ("PCS"), limited training and a basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2." Revenue related to the sale of these development products is

                                NetSilicon, Inc.

allocated to the various elements based on vendor-specific objective evidence of fair value. The portion of revenue allocated to hardware and software licenses is recognized upon shipment. The portion of the revenue allocated to PCS is recognized ratably over the term of the PCS arrangement and the portion of revenue allocated to training and the hardware design review are recognized when the service is performed.

The Company's customers have a limited right of return. The Company records an estimated reserve for warranty costs and an allowance for sales returns during the month of shipment.

The Company's embedded networking semiconductor and controller products accounted for 88.3%, 94.0%, and 90.8% of total net sales in fiscal years 2001, 2000 and 1999, respectively. Software development tools and development boards accounted for 5.6%, 2.0%, and 3.4% of total net sales in fiscal years 2001, 2000 and 1999, respectively, and 6.1%, 4.0%, and 5.8% of net sales in fiscal years 2001, 2000, and 1999, respectively, related to royalty, maintenance and service revenue.

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

Income and Loss Per Common Share -- The Company computes per share data in accordance with SFAS No. 128, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in the Company's case consist of convertible securities outstanding, warrants to acquire common stock and shares issuable under stock benefit plans. Potential common shares are not included in the diluted loss per share computation if their effect would be anti-dilutive.

Stock-Based Compensation -- The Company follows SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for employee stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. As required by SFAS No. 123, the Company records compensation for stock options issued to non-employees, in exchange for product or services, utilizing the fair value method outlined in SFAS No. 123.

Foreign Currency Translation -- The functional currency of the foreign subsidiary is the local currency. Accordingly, assets and liabilities of the subsidiary are translated using the exchange rates in effect at the end of the period, while income and expenses are translated at average rates of exchange during the period. Gains and losses from translation of foreign operations are included as other comprehensive income or loss and were not significant for any of the periods presented.

Derivative Instruments -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded

                                NetSilicon, Inc.

on the balance sheet at fair value. SFAS 133, as amended, is effective for years beginning after June 15, 2000. To date, we have not engaged in derivative and hedging activities, and accordingly, the adoption of SFAS No. 133 has not had a material impact on our results of operations, financial position or cash flows.

Recent Accounting Pronouncements -- In March 2000, the FASB issued FASB Interpretation, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock option awards, and the accounting for an exchange of stock compensation awards in a business combination. The application of FIN 44 did not have a significant impact on our results of operations, financial position or cash flows.

Reclassifications -- Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income (loss) or stockholders' equity.

C. Short-Term Investments

Short-term investments consist of the following available-for-sale securities:

                                                                          UNREALIZED
                                                                      ------------------
                                        AMORTIZED                     HOLDING    HOLDING
                                           COST       MARKET VALUE     GAINS     LOSSES
                                        ----------    ------------    -------    -------
January 31, 2001:
Corporate bonds.......................  $1,199,100     $1,203,800     $ 4,700    $    --
Medium and short-term notes...........   1,650,600      1,655,700       5,100         --
Euro dollar bonds.....................   3,918,200      3,934,900      16,700         --
                                        ----------     ----------     -------    -------
Total.................................  $6,767,900     $6,794,400     $26,500    $    --
                                        ==========     ==========     =======    =======
January 31, 2000:
Corporate bonds.......................  $2,038,700     $2,026,900     $    --    $11,800
Medium and short-term notes...........   2,426,600      2,419,600          --      7,000
Euro dollar bonds.....................   3,764,800      3,757,200          --      7,600
                                        ----------     ----------     -------    -------
Total.................................  $8,230,100     $8,203,700     $    --    $26,400
                                        ==========     ==========     =======    =======

The corporate bonds, medium and short-term notes, and euro dollar bonds all mature within one year. The Company realized no gains or losses on the sale of short-term investments in 2001 and 2000.

D. Property and Equipment

Property and equipment of the Company consisted of the following components:

                                                                   JANUARY 31,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Manufacturing, engineering and plant equipment and
  software................................................  $ 5,116,800    $ 3,856,000
Equipment held under capital lease........................      240,200        240,200
Office furniture and fixtures.............................      740,000        347,700
Leasehold and building improvements.......................      327,100        185,800
                                                            -----------    -----------
          Total property and equipment....................    6,424,100      4,629,700
Less: Accumulated depreciation............................   (4,088,900)    (3,163,300)
                                                            -----------    -----------
Net book value............................................  $ 2,335,200    $ 1,466,400
                                                            ===========    ===========

                                NetSilicon, Inc.

Depreciation expense was $1,042,600, $437,600 and $416,800 for the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

E. Short-Term Debt

Short-term debt at January 31, 2000 of $779,700 consisted of borrowings under a $5,000,000 line of credit with Coast Business Credit. The line of credit was collateralized by substantially all of the assets of the Company and a guarantee by Sorrento. Interest on related borrowings was at the bank's prime rate plus 2.5%, but not less than 8%. Advances under the line were limited to 80% of eligible receivables and 30% of eligible inventory. The highest amount and average amounts of debt outstanding were $4,021,500 and $2,277,100 during the year ended January 31, 2000 and the weighted average interest rate for the year ended January 31, 2000 was 10.4%. The Company terminated the line of credit with Coast Business Credit shortly after January 31, 2000 and repaid the balance due.

On July 31, 2000 the Company obtained a $5,000,000 revolving line of credit with a bank, which expires May 31, 2001, and is available to fund working capital. Borrowings under the line of credit are secured by certain Company assets, including inventory and accounts receivable, and bear interest at the prime rate plus 0.25% (9.25% at January 31, 2001). The maximum available credit under the revolving line of credit is equal to the lesser of $5,000,000 and the then effective borrowing base, as defined in the bank agreement and calculated as a percentage of accounts receivable. The agreement requires that the Company maintain certain financial ratios among other restrictive covenants. There were no borrowings under the revolving line during the fiscal year ended January 31, 2001.

F. Other Current Liabilities

Other current liabilities consisted of the following:

                                                                    JANUARY 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Commissions and royalties...................................  $  410,300    $1,343,800
External product development costs..........................     440,000        53,000
Compensation and benefits...................................   1,225,000       851,300
Other.......................................................   1,472,000       944,100
                                                              ----------    ----------
          Total.............................................  $3,547,300    $3,192,200
                                                              ==========    ==========

G. Receivable from Officer and Affiliate Transactions

During fiscal year 2001, the Company's Chairman and Chief Executive Officer signed two secured personal promissory notes, borrowing a total of $871,200 from the Company. The notes accrue interest, commencing on their respective due dates, at the rate of 8.0% per year, and are due in April and October 2001. The notes are secured by personal assets owned by the Chairman and Chief Executive Officer.

In the ordinary course of business a wholly-owned subsidiary of Sorrento, Uni-Precision Industrial, Ltd., manufactured and assembled products for the Company on a competitive bid basis. During the years ended January 31, 2001, 2000 and 1999 purchases from Uni-Precision were $74,800, $3,365,900 and $1,557,200 of which $56,900 was unpaid at January 31, 2000. During fiscal year 2001, the Company began using an alternative sub-contractor and does not currently conduct business with Uni-Precision.

During fiscal years 2000 and 1999, the Company had transactions with another subsidiary of Sorrento. Charges to this subsidiary for manufactured goods and other expenses, including charges related to the sale of

                                NetSilicon, Inc.

the Company's Stand-Alone Print Server Line, for the years ended January 31, 2000 and 1999 were approximately $1,893,800 and $1,410,500, respectively.

From time to time the Company had received non-interest bearing advances, including payments of expenses on behalf of the Company, from Sorrento. As of January 31, 1998, Sorrento began accruing interest on the outstanding balance at prime rate plus 3% per year. Interest expense attributable to borrowings from Sorrento amounted to $264,500 and $353,000 for the years ended January 31, 2000 and 1999, respectively. The amount due to Sorrento was repaid following the Company's initial public offering in the fiscal year ended January 31, 2000.

H. Leases and Other Commitments

(i) Leases

Rental expense under operating leases was $622,500, $455,800 and $460,500 for the years ended January 31, 2001, 2000 and 1999, respectively. The table below sets forth minimum payments under operating leases with remaining terms in excess of one year, at January 31, 2001:

                                                           OPERATING
                                                             LEASES
                                                           ----------
2002.....................................................  $  793,300
2003.....................................................     776,000
2004.....................................................     150,600
                                                           ----------
                                                           $1,719,900
                                                           ==========

In July 1999, the Company entered into a capital lease for certain equipment that expires in June 2002. At January 31, 2001 and 2000, the net book value of the equipment under the capital lease amounted to $148,700 and $210,200, respectively. The remaining capital lease obligation is $10,400 at January 31, 2001.

(ii) Employment Contracts

The Company has employment agreements with certain executives. An agreement with the Vice President, Industrial Automation, Embedded Markets Europe provides for a base annual salary of $125,000 subject to annual review by the Compensation Committee and requires six months notice for termination without cause. An agreement with the Vice President, Finance and Chief Financial Officer contains provisions for the payment of one year's base annual salary and the vesting of his unvested stock options if his employment is terminated without cause. The Company has an agreement with the President and Chief Operating Officer that provides for 18 months of base salary if his employment is terminated without cause within the first twenty-four months of his employment. The Company also has agreed with the Chief Executive Officer that if the Company is sold to, or merges with, a company unaffiliated with the Company or Sorrento, all of his stock options granted at the closing of the Company's initial public offering would vest immediately.

I. Litigation

On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NetSilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. The Company believes that it has meritorious

                                NetSilicon, Inc.

defenses to the claims and intends to contest the lawsuit vigorously. On or about October 31, 2000, the Company denied the allegations in Websprocket, LLC's complaint and asserted counterclaims against Websprocket, LLC that included breach of contract, fraud, and negligent misrepresentation. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

J. Stockholders' Equity

(i) The Company amended its articles of organization in August 1998 to authorize the issuance of the following shares: 35,000,000 shares of Common Stock ($0.01 par value) 5,000,000 shares of Preferred Stock ($0.01 par value).

The Company's Board of Directors has discretion to issue preferred stock in such series and with such preferences as it may designate without the approval of the holders of common shares.

(ii) On June 30, 1999, the Company effected a 100,000-for-one stock split resulting in 10,000,000 shares being issued and outstanding post-split. In connection with the split, Sorrento exchanged its 10,000,000 shares of common stock for 9,000,000 shares of non-voting and 1,000,000 shares of voting common stock.

All shareholders' equity accounts have been retroactively restated to reflect these changes.

(iii) The Company completed an initial public offering on September 15, 1999 in which 6,037,500 million shares were offered at $7 per share (3,537,500 shares sold by the Company and 2,500,000 shares sold by Sorrento). Proceeds to the Company, net of offering costs, were approximately $22.2 million.

The Company has 6,810,100 shares of voting common stock outstanding and 6,972,700 shares of non-voting common stock held by Sorrento as of January 31, 2001.

(iv) On September 12, 2000, the Board of Directors of NetSilicon declared a dividend of one preferred share purchase right (a "Right") for each share of common stock outstanding on September 23, 2000 to the stockholders of record on that date, as part of a rights plan designed to protect the Company's investors against any potential takeover attempts that are coercive or unfair. The Rights will be exercisable only if a person or group acquires or announces a tender or exchange offer that would result in such person or group owning 15% or more of the voting securities of the Company. Each Right entitles the registered holder to purchase, at an exercise price of $200.00 per Right, Series A Junior Participating Preferred Stock of the Company having a market value of $400.00. The nature of the preferred shares' dividend, liquidation and voting rights are such that the value of the Preferred Stock purchasable upon exercise of the Right should approximate the value of a common share. The Rights will expire on September 12, 2010 unless the expiration date is extended or the Rights redeemed by the Company. The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time prior to the 10th day after a person or group has acquired a 15% voting stock position.

K. Business Acquisitions and Other Capital Stock Transactions

On August 31, 2000, the Company completed the acquisition of the strategic network technology assets (the "Purchased Assets") of Pacific Softworks Technology, Inc. ("Pacific"), a subsidiary of PASW, Inc. (formerly Pacific Softworks, Inc.). The Purchased Assets, which represented substantially all of the assets of Pacific, will be used by the company to develop and license embedded network protocols, software that enables electronic devices to communicate over local and wide area networks.

                                NetSilicon, Inc.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date, as follows:

Completed Technology.....................................  $2,417,700
Workforce................................................     228,700
Fixed Assets.............................................     103,700
Accounts Receivable......................................      91,500
                                                           ----------
Total purchase price.....................................  $2,841,600
                                                           ==========

The purchase price consisted of 90,000 shares of common stock of the Company, valued at $2,271,600 and $570,000 of acquisition-related costs, including $400,000 for investment banking fees and fees for legal, accounting and consulting. The purchased completed technology and workforce assets are being amortized over three years.

During the fourth quarter of fiscal year 2001, the Company recorded an impairment charge of $957,000 related to a component of the completed technology intangible asset resulting from the Company's decision to no longer sell or market the underlying products.

The summary table below, prepared on an unaudited pro forma basis, combines the results of operations of the Company with the results of operations of Pacific as if the acquisition of the Purchased Assets had occurred at February 1, 1999. The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented and are not necessarily indicative of future operating results.

                                                              YEAR ENDED JANUARY 31,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Revenue...................................................  $38,544,800    $34,083,400
Net loss..................................................  $(3,546,900)   $(1,328,600)
Basic and diluted net loss per share......................  $     (0.26)   $     (0.12)

L. Employee Retirement Savings Plan

In fiscal year 2001, the Company established an employee retirement savings plan (the "Savings Plan") that is designed to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue code. Under the Savings Plan, participating employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($10,500 for calendar year 2001). Each Plan year, the Company may make discretionary matching contributions of a percent, if any, of employee pretax contributions. As of January 31, 2001, there were no discretionary matching contributions made by the Company.

M. Stock Option Plans and Stock Award Plan

The Company adopted two stock option plans in August 1998: The 1998 Incentive and Non-Qualified Stock Option Plan and the 1998 Director Option Plan. The purpose of these plans is to attract, retain, motivate and reward officers, directors, employees and consultants of the Company to maximize their contribution towards the Company's success. All options are granted at prices not less than fair market value at the date of grant and have exercise lives varying up to 10 years and vest over 1.5 to 4 years. The Company's stock option plans authorize the issuance of 6,800,000 shares of common stock for the grant of stock options.

Additionally, certain employees of the Company held options to purchase Sorrento common stock under Sorrento's stock option plans. All of these options were granted prior to the Company's initial public offering in September 1999.

                                NetSilicon, Inc.

The following table summarizes the activity in the Company's stock option plans:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF SHARES     EXERCISE PRICE
                                                       ----------------    ----------------
Shares under option at January 31, 1999..............            --                --
  Granted............................................     3,320,778             $7.53
  Exercised..........................................            --                --
  Canceled...........................................        (5,325)             7.00
                                                          ---------
Shares under option at January 31, 2000..............     3,315,453              7.53
  Granted............................................     2,549,030             15.53
  Exercised..........................................      (155,280)             7.00
  Canceled...........................................      (658,054)            13.75
                                                          ---------
Shares under option at January 31, 2001..............     5,051,149             10.85
                                                          =========

Additional information about outstanding options to purchase the Company's common stock held by at January 31, 2001 is as follows:

                                         OUTSTANDING                         EXERCISABLE
                          -----------------------------------------   --------------------------
                                            WEIGHTED AVERAGE
                                      -----------------------------             WEIGHTED AVERAGE
EXERCISE PRICE PER SHARE   SHARES     LIFE (YEARS)   EXERCISE PRICE   SHARES     EXERCISE PRICE
------------------------  ---------   ------------   --------------   -------   ----------------
$ 3.08 to $ 6.94            903,730       9.83           $ 4.91        31,250        $ 6.35
$ 7.00                    2,626,569       8.62             7.00       682,706          7.00
$12.44 to $18.00            893,650       9.07            17.51        59,063         15.10
$18.75 to $34.13            627,200       9.40            26.05        79,375         28.60
                          ---------                                   -------
$ 3.08 to $34.13          5,051,149       9.02            10.85       852,394          9.55
                          =========                                   =======

All stock options issued to employees have an exercise price not less than the fair market value of the common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation related to the grant of Company and Sorrento options been determined based on the fair value at the grant dates in accordance with the method delineated in SFAS No. 123, the Company's income (loss) and per share amounts for the years ended January 31, 2001, 2000 and 1999 would have been revised to the pro forma amounts presented below:

                                                             JANUARY 31,
                                               ----------------------------------------
                                                  2001           2000          1999
                                               -----------    ----------    -----------
Net income (loss):
  As reported................................  $(1,256,900)   $2,017,600    $(2,422,200)
  Pro forma..................................   (8,590,500)      734,200     (2,702,200)
Basic income (loss) per share:
  As reported................................  $     (0.09)   $     0.18    $     (0.24)
  Pro forma..................................        (0.63)         0.06          (0.27)
Diluted income (loss) per share:
  As reported................................  $     (0.09)   $     0.17    $     (0.24)
  Pro forma..................................        (0.63)         0.06          (0.27)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the year ended January 31, 2001 and

                                NetSilicon, Inc.

2000, respectively: expected life of option 4.5 years and 4.5 years, expected volatility of 80.0% and 45.8%, risk-free interest rate of 4.5% and 5.88% and a 0% dividend yield in both years. The fair value, at date of grant, using these assumptions was $1.98 to $22.16 per option and the weighted average was $10.06 in fiscal year 2001. The fair value, at date of grant, using these assumptions was $3.18 to $10.34 per option and the weighted average was $3.42 in fiscal year 2000.

The assumptions for grants of Sorrento options for the year ended January 31, 2000 and 1999 were: expected life of option 3 years, expected volatility of 45%, risk-free interest rate of 5.28% and a 0% dividend yield. The fair value, at date of grant, using these assumptions was $1.23 to $9.52 per option and the weighted average was $5.57 in 2000 and $3.11 in 1999.

During fiscal year 2001, the Company issued warrants to purchase 20,000 shares of common stock at a weighted average exercise price of $17.56 per share. The warrants were issued in connection with a third party product development agreement. The Company capitalized the fair value of the warrants, $75,000, as capitalized software costs on the balance sheet. During the year ended January 31, 2000, the Company issued non-statutory options to non-employees for the purchase of 25,000 shares of common stock at a weighted average exercise price of $7.00 per share. Such options were granted for services provided during the year. Accordingly, the Company recorded the $78,700 fair value of such awards as an expense in the accompanying financial statements.

In April 2000, the Company's board of directors adopted the 2000 Employee Stock Purchase Plan ("ESPP"). The aggregate number of shares which may be issued under the plan is 500,000 and is subject to adjustment. The ESPP allows eligible participating employees to purchase shares of common stock as determined at specific dates at six month intervals. As of January 31, 2001, approximately $104,000 of payroll deductions were withheld from employees for future purchases under the plan.

N. Income Taxes

The Company's provision for taxes on income consists of the following:

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Income taxes:
Current.....................................................   $--      $--      $--
Deferred....................................................   --       --       --
                                                               --       --       --
Total.......................................................   --       --       --
Allocation of tax expense to discontinued operations........   --       --       --
                                                               --       --       --
Income tax benefit..........................................   $--      $--      $--
                                                               ==       ==       ==

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

                                NetSilicon, Inc.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets and liabilities are comprised of the following:

                                                                   JANUARY 31,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Deferred tax assets:
  Reserves and allowances.................................  $   741,700    $   559,800
  Research and development credits........................      457,100        221,000
  Tax loss carryforward...................................    1,927,500      1,480,900
  Intangible assets.......................................      512,800             --
  Fixed assets............................................      207,400             --
  Other...................................................           --        150,500
                                                            -----------    -----------
     Gross deferred tax assets............................    3,846,500      2,412,200
  Less: valuation allowance...............................   (3,428,900)    (2,087,400)
                                                            -----------    -----------
Deferred tax asset........................................      417,600        324,800
                                                            -----------    -----------
Deferred tax liabilities:
  Software developments costs.............................     (417,600)      (324,800)
                                                            -----------    -----------
     Deferred tax liabilities.............................     (417,600)      (324,800)
                                                            -----------    -----------
     Net deferred tax asset (liab)........................  $        --    $        --
                                                            ===========    ===========

At January 31, 2001, the Company has federal net operating losses of approximately $4,611,000 and research and development credits of $457,100 that may be available to reduce future taxable income; these carryforwards expire at various dates through 2022. The Internal Revenue Code of 1986, as amended, reduces the extent to which NOLs and tax credit carryforwards may be utilized in a single taxable year in the event there has been an ownership change of a company as defined by applicable Code provisions. The acquisition of the Company by Sorrento in September 1996 resulted in such an ownership change. Further ownership changes, as defined by the Code, may reduce the extent to which any net operating losses and credits may be utilized.

These carryforwards expire as follows:

                                                          NOL        CREDITS
                                                       ----------    --------
2008.................................................  $       --    $ 54,800
2009.................................................          --     102,300
2010.................................................     384,800      63,900
2013.................................................     998,100          --
2014.................................................   2,130,500          --
2022.................................................   1,097,600     236,100
                                                       ----------    --------
                                                       $4,611,000    $457,100
                                                       ==========    ========

                                NetSilicon, Inc.

The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the fiscal years ended January 31, 2001, 2000 and 1999 is as follows:

                                                       YEARS ENDED JANUARY 31,
                                               ----------------------------------------
                                                  2001           2000          1999
                                               -----------    ----------    -----------
Income (loss) before income taxes from
  continuing operations......................  $(1,256,900)   $2,017,600    $(2,132,400)
                                               ===========    ==========    ===========
Theoretical tax expense (benefit) at 35%.....  $  (439,900)   $  706,200    $  (746,300)
Taxable income absorbed by former parent.....           --      (988,600)            --
Impact of non-qualified stock options........     (353,900)           --        (24,300)
Impact of state taxes and other taxes........     (159,900)      186,300       (284,900)
R & E tax credit.............................     (457,100)           --             --
Change in valuation allowance................    1,341,500        96,100      1,055,500
Other........................................       69,300            --             --
                                               -----------    ----------    -----------
Tax benefit..................................  $        --    $       --    $        --
                                               ===========    ==========    ===========

The net change in the valuation allowance was an increase of $1,341,500 for the fiscal year ending January 31, 2001 and an increase of $96,100 for the fiscal year ending January 31, 2000. The valuation allowance of $3,428,900 at January 31, 2001 includes $426,200 related to deductions for non-qualified stock options which will be credited to additional paid-in capital if realized.

O. Earnings Per Share Calculation

The following data show the amounts used in computing basic earnings per share:

                                                       YEARS ENDED JANUARY 31,
                                               ----------------------------------------
                                                  2001           2000          1999
                                               -----------    ----------    -----------
Net income (loss)............................  $(1,256,900)   $2,017,600    $(2,422,200)
Less: preferred dividends....................           --            --             --
                                               ===========    ==========    ===========
Net income (loss) available to common
  shareholders used in basic EPS.............  $(1,256,900)   $2,017,600    $(2,422,200)
                                               ===========    ==========    ===========
Average number of common shares used in basic
  EPS........................................   13,674,200    11,326,600     10,000,000
                                               ===========    ==========    ===========

The Company had a net loss for the fiscal years ending January 31, 2001 and 1999. Accordingly, the effect of dilutive securities including warrants to acquire common stock and stock options, vested and non-vested, are not included in the calculations of EPS because their effect would be anti-dilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       YEARS ENDED JANUARY 31,
                                              -----------------------------------------
                                                 2001           2000           1999
                                              -----------    -----------    -----------
Net income (loss) available to common
  shareholders used in basic EPS............  $(1,256,900)   $ 2,017,600    $(2,422,200)
Adjustments.................................           --             --             --
                                              -----------    -----------    -----------
Net income (loss) available to common
  shareholders after assumed conversions of
  dilutive securities.......................  $(1,256,900)   $ 2,017,600    $(2,422,200)
                                              ===========    ===========    ===========

                                NetSilicon, Inc.

                                                       YEARS ENDED JANUARY 31,
                                              -----------------------------------------
                                                 2001           2000           1999
                                              -----------    -----------    -----------
Average number of common shares used in
  basic EPS.................................   13,674,200     11,326,600     10,000,000
Effect of dilutive securities:
  Stock options.............................           --        651,600             --
                                              -----------    -----------    -----------
Average number of common shares and dilutive
  potential common stock used in dilutive
  EPS.......................................   13,674,200     11,978,200     10,000,000
                                              ===========    ===========    ===========

The shares issuable upon exercise of options and warrants represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. For the year ended January 31, 2001 and 2000, 5,051,100 and 42,000 options, respectively, were excluded from the calculation of diluted income per share, as their effect would be anti-dilutive.

P. Subsequent Events

On February 16, 2001, the Company purchased all of the equity securities of Dimatech Corporation ("Dimatech") pursuant to a Stock Purchase Agreement, dated as of February 16, 2001, among Dimatech, Hiroyuki Kataoka and the Company. Prior to the acquisition, Dimatech was a major distributor of the Company's product in Japan and Asia and Hiroyuki Kataoka was the President and owner of Dimatech. Dimatech, under a new name, will continue to operate in Japan and Asia as a distributor of the Company's products and will provide technical support and other services to customers in the region. Hiroyuki Kataoka has joined NetSilicon as Vice President of Intelligent Device Market for Japan.

The purchase price consisted of 241,667 shares of the common stock of the Company, valued at $1,239,100, assumed liabilities of $835,000, $250,000 in cash and $116,500 of acquisition related costs, including legal and accounting fees.

Q. Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes are as follows:

                                                          YEARS ENDED JANUARY 31,
                                                      -------------------------------
                                                       2001        2000        1999
                                                      -------    --------    --------
Interest............................................  $21,900    $898,400    $262,900
Income taxes........................................  $    --    $     --    $     --

Non-cash investing and financing activities are as follows:

                                                          YEARS ENDED JANUARY 31,
                                                      -------------------------------
                                                       2001        2000        1999
                                                      -------    --------    --------
Unrealized gains (losses) on investments............  $52,900    $(26,400)   $     --
Common stock options issued to non-employees........  $75,000    $ 78,700    $     --
Capital leases entered in during the year...........  $    --    $240,200    $     --

                                NetSilicon, Inc.

R. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit financial institutions.

Substantially all of the Company's OEM office imaging customers are headquartered in Japan. The current economic conditions existing in many Asian countries, including Japan, are uncertain and may have a significant effect on the business operations of such OEM customers. Consequently, the Company's dependence on its OEM office imaging customers in Japan and the uncertain factors affecting Japan's economic condition could have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Although the Company is directly affected by the economic well being of its significant customers listed in the following tables, management does not believe that significant credit risk exists at January 31, 2001. The Company performs ongoing credit evaluations of its customers' financial conditions and does not require collateral.

The following data shows the customers accounting for more than 10% of net receivables:

                                                              JANUARY 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Customer A..................................................  17.1%   24.7%
Customer B..................................................  11.0     3.4
Customer C..................................................   6.9    15.3
Customer D..................................................   6.7    11.0

The following data shows the net sales to major customers (customers who represented 10% or more of net sales during any of the periods shown) as a percentage of net sales:

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Customer A..................................................  23.2%    23.8%     9.6%
Customer B..................................................  20.0     25.8      4.3
Customer E..................................................   4.9     12.5     11.6
Customer D..................................................   3.9      5.1     11.4
Customer F..................................................   3.3      2.7     11.6

S. Discontinued Operation

Effective May 1, 1998 the Company sold its Stand-Alone Print Server Line to Sorrento as described in Note A. The agreement provides for the terms and conditions of the transfer by the Company to Sorrento of the right to manufacture and sell Stand-Alone Print Server products. The agreement provides that Sorrento shall have the right to manufacture and sell the Company's Stand-Alone Print Servers to distributors who will then market such products directly to the consumer. The Company has assigned accounts receivables accruing after July 31, 1998, computer software and furniture, fixtures, equipment, software licenses and trademarks to Sorrento. Sorrento will pay any future licensing fees. Sorrento has the option to acquire inventory of Stand-Alone Print Servers at the Company's cost during the period of the agreement. The agreement requires the Company to provide certain engineering support to Sorrento, for which Sorrento shall pay 100% of the actual cost of such support to the Company. It also requires Sorrento to assign all its rights in the trademark NET+ARM to the Company and requires Sorrento to use its best efforts to obtain consent in writing from

                                NetSilicon, Inc.

ARM Limited to the assignment of the rights to NET+ARM. The agreement terminated in 1999. Lastly, Sorrento has agreed to cause certain intellectual property previously owned by Sorrento to be co-owned by the Company and Sorrento.

The Company entered into a supply agreement with Sorrento pursuant to which the Company sells to Sorrento several products, including the NET+ARM chips for fixed prices. The prices are subject to change consistent with any changes in the Company's costs for such products. The agreement also provides that Sorrento manufactures products for the Company at Sorrento's best price, as determined by mutual agreement. The agreement has a term of five years and does not obligate Sorrento to purchase any products from the Company or the Company to utilize Sorrento for manufacturing.

The Company and Sorrento entered into a one-year sublease agreement for approximately 6,000 square feet of office space at the Company's facilities for an annual rental of $88,000 per year, payable quarterly. The sublease terminated in September 1999.

T. Segment Information

Information in the tables below is presented on the same basis utilized by the Company to manage its business. The Company manages its business primarily on a geographic basis. The Company operates in one principle industry segment: the development and marketing of embedded networking solutions. The Company's primary products include integrated semiconductor and controller products and are sold to customers in a broad array of markets including telecommunications and telephony, industrial automation, office imaging, building automation and control, home automation, data acquisition, point-of-sale, and wireless access. The company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. Revenue from these software product licenses was 1% of total net sales in fiscal year 2001 and less than 1% in fiscal year 2000. The company also receives revenue from royalty and services, including technical support.

Summary information by geography is as follows:

     Geographic:

                                                       YEARS ENDED JANUARY 31,
                                              -----------------------------------------
                                                 2001           2000           1999
                                              -----------    -----------    -----------
Net sales:
  United States.............................  $16,669,100    $15,917,000    $ 6,604,600
  Asia......................................   15,090,900     14,153,100      5,277,400
  Europe, Middle East, Africa...............    3,222,800      1,575,700      1,475,000
  Other.....................................    2,399,300        195,100         16,000
                                              -----------    -----------    -----------
          Total net sales...................  $37,382,100    $31,840,900    $13,373,000
                                              ===========    ===========    ===========

Export sales and certain income and expense items are reported in the geographic area where the final sale to customers is made, rather than where the transaction originates. Other net sales include sales to Australia, New Zealand, Canada and South America for each period presented. The Company does not have significant long-lived assets at foreign locations.

                                NetSilicon, Inc.

Summary information by product and service is as follows:

                                                       YEARS ENDED JANUARY 31,
                                              -----------------------------------------
                                                 2001           2000           1999
                                              -----------    -----------    -----------
Net sales:
  Semiconductor and controller products,
     including development tools............  $35,101,900    $30,567,300    $12,597,400
  Royalty, maintenance, service and other...    2,280,200      1,273,600        775,600
                                              -----------    -----------    -----------
          Total net sales...................  $37,382,100    $31,840,900    $13,373,000
                                              ===========    ===========    ===========

U. Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the fiscal years ended January 31, 2001 and 2000. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and includes all adjustments necessary for a fair presentation of Company's operations. This quarterly information should be read in conjunction with the audited financial statements and accompanying notes included in this annual report on Form 10-K. Operating results for the quarterly periods are not necessarily indicative of future results of operations. (In thousands except per share data.)

                                                  FISCAL YEAR 2001                      FISCAL YEAR 2000
                                         -----------------------------------   ----------------------------------
                                         Q1-01    Q2-01     Q3-01     Q4-01    Q1-00    Q2-00     Q3-00    Q4-00
                                         ------   ------   -------   -------   ------   ------   -------   ------
Net sales..............................  $9,010   $9,857   $10,688   $ 7,827   $5,814   $7,515   $10,149   $8,363
Cost of sales..........................   3,512    4,129     4,429     3,118    3,208    3,865     4,654    3,696
                                         ------   ------   -------   -------   ------   ------   -------   ------
Gross margin...........................   5,498    5,728     6,259     4,709    2,606    3,650     5,495    4,667
Operating expense......................   4,941    5,223     5,805     8,364    2,352    3,167     4,522    4,153
                                         ------   ------   -------   -------   ------   ------   -------   ------
Operating income(loss).................     557      505       454    (3,655)     254      483       973      514
Interest income (expense)..............     224      241       218       199     (238)    (175)      (68)     275
                                         ------   ------   -------   -------   ------   ------   -------   ------
Net income (loss)......................  $  781   $  746   $   672   $(3,456)  $   16   $  308   $   905   $  789
                                         ======   ======   =======   =======   ======   ======   =======   ======
Earnings per share:
  Basic................................  $ 0.06   $ 0.05   $  0.05   $ (0.25)  $ 0.00   $ 0.03   $  0.08   $ 0.06
  Diluted..............................  $ 0.06   $ 0.05   $  0.04   $ (0.25)  $ 0.00   $ 0.03   $  0.07   $ 0.05
Weighted shares outstanding:
  Basic................................  13,569   13,621    13,718    13,782   10,000   10,000    11,769   13,538
  Diluted..............................  15,865   15,928    15,813    13,782   10,000   10,000    12,435   15,410

The net loss in the fourth quarter of fiscal year 2001 was due primarily to non-recurring asset impairment charges of $1.5 million and a decrease in revenue resulting from an economic slowdown that affected our office imaging customers.

                                NetSilicon, Inc.

V. Valuation and Qualifying Accounts

Changes in the inventory valuation reserve were as follows:

Balance at January 31, 1998.................................  $ 192,000
  Additions charged to costs and expenses...................    131,800
  Amounts used during year..................................   (199,200)
                                                              ---------
Balance at January 31, 1999.................................    124,600
  Additions charged to costs and expenses...................    554,500
  Amounts used during year..................................    (54,100)
                                                              ---------
Balance at January 31, 2000.................................    625,000
  Additions charged to costs and expenses...................         --
  Amounts used during year..................................   (114,200)
                                                              ---------
Balance at January 31, 2001.................................  $ 510,800
                                                              =========

Changes in the accounts receivable and sales valuation reserves were as follows:

Balance at January 31, 1998.................................  $ 17,100
  Additions charged to costs and expenses...................   312,000
  Amounts used during year..................................   (29,100)
                                                              --------
Balance at January 31, 1999.................................   300,000
  Additions charged to costs and expenses...................   443,900
  Amounts used during year..................................   (40,900)
                                                              --------
Balance at January 31, 2000.................................   703,000
  Additions charged to costs and expenses...................        --
  Amounts used during year..................................   (32,000)
                                                              --------
Balance at January 31, 2001.................................  $671,000
                                                              ========

                                 EXHIBIT INDEX

EXHIBIT
NO.                          DESCRIPTION OF EXHIBIT
-------                      ----------------------
3.1       Restated Articles of Organization of the Company, as amended
          (filed as Exhibit 3.1 to the Company's Registration
          Statement on Form S-1 File No. 333-62231, and incorporated herein by reference)
3.2       Restated By-Laws of the Company, as amended (filed as
          Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
          filed on September 12, 2000, and incorporated herein by
          reference)
4.1       Specimen of stock certificate for shares of common stock
          (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, File No. 333-62231, and incorporated herein by reference)
4.2       Rights Agreement, dated as of September 12, 2000, as
          amended, between the Company and American Stock Transfer and
          Trust Company (filed as Exhibit 4.1 to the Company's current report on Form 8-K, filed September 13, 2000, and
          incorporated herein by reference)
10.1      NetSilicon, Inc. Amended and Restated 1998 Incentive and
          Non-qualified Stock Option Plan (filed as Exhibit 10.1 to
          the Company's Registration Statement on Form S-1, File No.
          333-62231, and incorporated herein by reference)
10.2      NetSilicon, Inc. Amended and Restated 1998 Director Stock
          Option Plan (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1, File No. 333-1328, and
          incorporated herein by reference)
10.3      Supply Agreement between Osicom Technologies, Inc. and the
          Company dated as of May 1, 1998 (filed as Exhibit 10.3 to
          the Company's Registration Statement on Form S-1 File No.
          333-62231, and incorporated herein by reference)
10.4      Intercompany Agreement between Osicom Technologies, Inc. and the Company dated as of May 1, 1998 (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 File No.
          333-62231, and incorporated herein by reference)
10.5      Agreement of Sublease between Osicom Technologies, Inc. and the Company dated as of August 1, 1998 (filed as Exhibit
          10.5 to the Company's Registration Statement on Form S-1
          File No. 333-62231, and incorporated herein by reference)
10.6      Loan and Security Agreement between the Company and Coast
          Business Credit dated October 11, 1996, as amended (filed as
          Exhibit 10.6 to the Company's Registration Statement on Form
          S-1 File No. 333-62231, and incorporated herein by
          reference)
10.7      Amendment No. 2 to the Loan and Security Agreement between the Company and Coast Business Credit dated October 28, 1998
          (filed as Exhibit 10.7 to the Company's Registration
          Statement on Form S-1 File No. 333-62231, and incorporated herein by reference)
10.8      Employment Agreement between the Company and Michael Evensen dated October 1, 1998 (filed as Exhibit 10.8 to the
          Company's Registration Statement on Form S-1 File No.
          333-62231, and incorporated herein by reference)
10.10     Trademark License Agreement between ARM Limited and Sorrento dated July 14, 1998 (filed as Exhibit 10.10 to the Company's
          Registration Statement on Form S-1 File No. 333-62231, and
          incorporated herein by reference)
10.11     Software License Agreement between Integrated Systems, Inc.
          and Sorrento dated November 14, 1997, as amended (filed as
          Exhibit 10.11 to the Company's Registration Statement on
          Form S-1 File No. 333-62231, and incorporated herein by
          reference)
10.12     License Agreement between Peerless Systems Corporation and
          Sorrento, DPI Print Server Division for Peerless Standard
          Input/Output (PSIO) dated August 10, 1998 (filed as Exhibit
          10.12 to the Company's Registration Statement on Form S-1
          File No. 333-62231, and incorporated herein by reference)
10.13     Novell Embedded Systems Technology Master Agreement between
          Novell, Inc. and the Company (formerly Digital Products,
          Inc.), dated December 1, 1995, as amended (filed as Exhibit
          10.13 to the Company's Registration Statement on Form S-1
          File No. 333-62231, and incorporated herein by reference)
10.14     Letter Agreement Amendment to Intercompany Agreement between
          Sorrento and the Company (filed as Exhibit 10.14 to the
          Company's Registration Statement on Form S-1 File No.
          333-62231, and incorporated herein by reference)

                                       Ex-1

EXHIBIT
NO.                          DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.15     Letter Agreement between the Company and Cornelius Peterson
          VIII (filed as Exhibit 10.15 to the Company's Registration
          Statement on Form S-1 File No. 333-62231, and incorporated herein by reference)
10.16     Employment Agreement, as amended, between the Company and
          Michael Evensen dated as of October 1, 1998 and amended as of June 19, 1999.
10.17     Letter Agreement between the Company and Daniel J. Sullivan dated as of June 18, 1999.
23.1      Consent of BDO Seidman, LLP, independent accountants

                                       Ex-2