Form 10-Q
period 2001-04-28
NETSILICON INC
filed 2001-06-12
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934 for the quarterly period ended April 28, 2001.

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

7,064,400 shares of Voting Common Stock, $0.01 par value, as of June 6, 2001 6,972,700 shares of Non-Voting Common Stock, $0.01 par value, as of June 6, 2001.

                                NetSilicon, Inc.
                                TABLE OF CONTENTS

                                                                            Page

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets April 28, 2001 and
             January 31, 2001................................................  1

             Condensed Consolidated Statements of Operations
             Three Months Ended April 28, 2001 and April 29, 2000............  2

             Condensed Consolidated Statements of Cash Flows
             Three Months Ended April 28, 2001 and April 29, 2000............  3

             Notes to Condensed Consolidated Financial Statements............  4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  6

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.......... 22

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................. 22

ITEM 2.   Changes in Securities and Use of Proceeds.......................... 22

ITEM 3.   Defaults Upon Senior Securities.................................... 23

ITEM 4.   Submission of Matters to a Vote of Security Holders................ 23

ITEM 5.   Other Information.................................................. 23

ITEM 6.   Exhibits and Reports on Form 8-K................................... 23

Signatures................................................................... 23

                 PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

                                NETSILICON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         APRIL 28, 2001   JANUARY 31, 2001
                                                                         --------------   ----------------
                                                                           (Unaudited)
                             ASSETS

CURRENT ASSETS
      Cash and equivalents                                                $  8,023,400     $  5,999,200
      Short-term investments                                                 3,906,400        6,794,400
      Accounts receivable, net                                               3,988,200        4,660,300
      Inventory, net                                                         6,291,800        6,707,000
      Prepaid expenses and other current assets                                745,300        1,628,600
                                                                          ------------     ------------
          TOTAL CURRENT ASSETS                                              22,955,100       25,789,500

PROPERTY AND EQUIPMENT, NET                                                  2,366,500        2,335,200

INTANGIBLE ASSETS, NET                                                       1,700,600        1,351,800

OTHER ASSETS                                                                 2,809,400        1,924,600
                                                                          ------------     ------------
TOTAL ASSETS                                                              $ 29,831,600     $ 31,401,100
                                                                          ============     ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                    $  1,677,600     $  2,787,100
      Deferred revenue                                                         354,700          343,000
      Other current liabilities, including short-term portion of
         capital lease obligation                                            3,946,900        3,557,700
                                                                          ------------     ------------
          TOTAL CURRENT LIABILITIES                                          5,979,200        6,687,800


          TOTAL LIABILITIES                                                  5,979,200        6,687,800
                                                                          ------------     ------------

STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value; 5,000,000 authorized;
         none issued                                                                --               --

      Common stock, $0.01 par value; 35,000,000 authorized; issued and outstanding:
          Voting (7,064,400 and 6,810,100 shares)                               70,600           68,100
          Non-Voting (6,972,700 and 6,972,700 shares)                           69,700           69,700
      Additional paid-in capital                                            29,442,600       28,187,400
      Accumulated other comprehensive income (loss)                            (33,700)          26,500
      Accumulated deficit                                                   (5,696,800)      (3,638,400)
                                                                          ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                                        23,852,400       24,713,300
                                                                          ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 29,831,600     $ 31,401,100
                                                                          ============     ============


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                           APRIL 28, 2001   APRIL 29, 2000
                                           --------------   --------------
NET SALES                                   $  6,977,100     $  9,009,700
COST OF SALES                                  2,969,900        3,511,500
                                            ------------     ------------

GROSS MARGIN                                   4,007,200        5,498,200
                                            ------------     ------------

OPERATING EXPENSES
   Selling and marketing                       2,888,800        2,567,800
   Engineering, research and development       1,868,200        1,394,000
   General and administrative                  1,274,700          980,000
   Amortization of intangibles                   150,600               --
                                            ------------     ------------

       TOTAL OPERATING EXPENSES                6,182,300        4,941,800
                                            ------------     ------------

OPERATING INCOME (LOSS)                       (2,175,100)         556,400

   Interest income, net                          159,800          224,200
                                            ------------     ------------
INCOME (LOSS) BEFORE TAXES
   ON INCOME                                  (2,015,300)         780,600

   Taxes on income                                43,100               --
                                            ------------     ------------

NET INCOME (LOSS)                           $ (2,058,400)    $    780,600
                                            ============     ============

NET INCOME (LOSS) PER COMMON SHARE
       Basic                                $      (0.15)    $       0.06
       Diluted                              $      (0.15)    $       0.05

SHARES USED IN PER SHARE CALCULATION
       Basic                                  13,979,400       13,568,600
       Diluted                                13,979,400       15,864,700


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                             APRIL 28, 2001   APRIL 29, 2000
                                                                             --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $ (2,058,400)    $    780,600
     Adjustments to reconcile net income (loss) to
       net cash (used in) provided by operating activities:
        Depreciation and amortization                                              563,500          327,300
        Changes in operating assets and liabilities, net of
          effects of acquisition:
            Accounts receivable                                                  1,690,000       (1,189,900)
            Inventories                                                            469,800         (542,900)
            Other current assets                                                    56,700          389,000
            Accounts payable                                                    (1,678,500)         129,500
            Other current liabilities                                              125,700          786,200
            Deferred revenue                                                        11,700          176,400
                                                                              ------------     ------------
               NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (819,500)         856,200
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from (purchase of) short-term investments                          2,827,800       (3,064,900)
     Purchases of property and equipment                                          (331,700)        (523,600)
     Cash acquired in acquisition (net of cash paid and direct acquisition
        costs of $347,800)                                                         413,600               --
     Software development costs                                                    (63,000)        (161,100)
     Other assets                                                                     (500)        (255,200)
                                                                              ------------     ------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               2,846,200       (4,004,800)
                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes receivable to officer                                            --         (621,200)
     Repayments of affiliate advances                                                   --           (1,300)
     Repayments of short-term debt                                                      --         (779,700)
     Payments of capital lease obligation                                           (2,500)        (139,400)
     Proceeds from exercise of stock options                                            --          426,900
                                                                              ------------     ------------
               NET CASH USED IN FINANCING ACTIVITIES                                (2,500)      (1,114,700)
                                                                              ------------     ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      2,024,200       (4,263,300)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                       5,999,200       11,096,500
                                                                              ------------     ------------
CASH AND EQUIVALENTS - END OF PERIOD                                          $  8,023,400     $  6,833,200
                                                                              ============     ============


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Basis of presentation:

          In the opinion of management, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of NetSilicon, Inc.'s (the "Company") financial position, results of operations and cash flows for this interim period. This quarterly information should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2001 Form 10-K as filed with the Securities and Exchange Commission ("SEC") on May 1, 2001.

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

2.   Inventories:

          Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs, which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                     April 28, 2001    January 31, 2001
                                     --------------    ----------------

          Raw material                 $6,043,100        $6,543,000
          Work in process                  84,300           118,100
          Finished Goods                  164,400            45,900
                                       ----------        ----------
          Total Inventory              $6,291,800        $6,707,000
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

          The following is a reconciliation of the numerator and denominators of the basic and diluted per share computations:

                                                       Three Months Ended
                                                 -------------------------------
                                                 April 28, 2001   April 29, 2000
                                                 --------------   --------------
       Net income (loss) available to common
       shareholders, basic and diluted.........   ($2,058,400)      $  780,600
                                                   ==========       ==========

       Weighted-average number of
       common shares used in basic earnings
       (loss) per share........................    13,979,400       13,568,600

       Effect of dilutive securities - stock
       options.................................            --        2,296,100
                                                   ----------       ----------

       Weighted-average number of common
       shares and dilutive potential
       common stock used in dilutive
       earnings (loss) per share...............    13,979,400       15,864,700
                                                   ==========       ==========

          The shares issuable upon exercise of options and warrants represent the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. The Company had a net loss for the three months ended April 28, 2001. The effect of dilutive securities including stock options and warrants to acquire common stock are not included in the calculation of earnings (loss) per share for the period ended April 28, 2001 because their effect would be anti-dilutive.


4.   Acquisition

          On February 16, 2001, the Company purchased all of the equity securities of Dimatech Corporation ("Dimatech") pursuant to a Stock Purchase Agreement, dated as of February 16, 2001, by and among Dimatech, Hiroyuki Kataoka and the Company. Prior to the acquisition, Dimatech was a major distributor of the Company's product in Japan and Asia and Hiroyuki Kataoka was the President and owner of Dimatech. Dimatech, under a new name, will continue to operate in Japan and Asia as a distributor of the Company's products and will provide technical support and other services to customers in the region. Hiroyuki Kataoka has joined NetSilicon as Vice President of Intelligent Device Markets for Japan.

          The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The following represents a preliminary allocation of the purchase price:

          Cash.................................................     $  761,400
          Accounts receivable..................................      1,017,900
          Other tangible assets................................        161,900
          Customer list........................................        351,400
          Workforce............................................        148,000
                                                                    ----------
          Total purchase price.................................     $2,440,600
                                                                    ==========

          The purchase price consisted of 241,667 shares of the common stock of the Company, valued at $1,239,100, assumed liabilities of $835,000, $250,000 in cash and $116,500 of acquisition related costs, including legal and accounting fees.

5.   Comprehensive Income (Loss)

          Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net income
          (loss) and comprehensive income (loss) for NetSilicon results from foreign exchange currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes. Comprehensive income (loss) consisted of the following:

                                                            Three Months Ended
                                                     -------------------------------
                                                     April 28, 2001   April 29, 2000
                                                     --------------   --------------
        Net income (loss)..........................    $(2,058,400)     $  780,600
                                                       -----------      ----------
        Foreign currency translation adjustments...        (46,000)             --
        Unrealized gain (loss) on investments......        (14,200)         52,900
                                                       -----------      ----------
        Other comprehensive income (loss)..........        (60,200)         52,900
                                                       -----------      ----------
        Total comprehensive income (loss)..........    $(2,118,600)     $  833,500
                                                       ===========      ==========

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Some of the information in this discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, statements regarding our financial performance, expected future revenue, product development plans, projected capital expenditures, liquidity and business strategy. Forward-looking statements typically are identified by use of terms such as may, will, expect, anticipate, estimate and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including delays in product introductions, interruptions in supply and competitive product introductions. You should also consider carefully the "Business" and "Risk Factors" sections contained in the Company's 2001 Form 10-K as filed with the SEC and the "Risk Factors" section contained herein, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

          In September 1996, Sorrento Networks Corporation, formerly Osicom Technologies, Inc. ("Sorrento"), acquired all of our outstanding capital stock from our stockholders. We were a wholly-owned subsidiary of Sorrento from the date of the acquisition through our initial public offering in September of 1999.

          RESULTS OF OPERATIONS

          The following table sets forth information derived from our Statements of Operations expressed as a percentage of net sales for the three month periods ended April 28, 2001 and April 29, 2000.

                                                    Three Months Ended
                                            April 28, 2001        April 29, 2000
                                            --------------        --------------

          Net sales                              100.0%                100.0%
          Cost of sales                           42.6                  39.0
                                                 -----                 -----
          Gross margin                            57.4                  61.0
                                                 -----                 -----

          Operating expenses:
            Selling and marketing                 41.4                  28.5
            Engineering, research and
              development                         26.8                  15.5
            General and administrative            18.3                  10.9
            Amortization of intangibles            2.2                   0.0
                                                 -----                 -----
          Total operating expenses                88.7                  54.9
                                                 -----                 -----

          Operating income (loss)                (31.3)                  6.1

          Interest income                          2.3                   2.5
                                                 -----                 -----

          Income (loss) before taxes on income   (29.0)                  8.6

          Taxes on income                         (0.6)                   --
                                                 -----                 -----
          Net income (loss)                      (29.6)%                 8.6%
                                                 =====                 =====



          Three Months Ended April 28, 2001 Compared to Three Months Ended April 29, 2000

          Net sales. Net sales decreased to $7.0 million for the three months ended April 28, 2001 from $9.0 million for the three months ended April 29, 2000, representing a decrease of 22.6%. The decrease in net sales was due primarily to an economic slowdown that has affected our imaging customers. Revenue from imaging customers decreased to $5.6 million for the three months ended April 28, 2001 from $7.6 million for the three months ended April 29, 2000. Backlog for our product and services was approximately $4.6 million and $9.5 million at April 28, 2001 and April 29, 2000, respectively, all of which was scheduled to be shipped within 12 months.

          Our embedded networking semiconductor and controller products accounted for 84.6% and 86.9% of total net sales for the three months ended April 28, 2001 and April 29, 2000, respectively. Software development tools and development boards accounted for 4.8% of total net sales for the three months ended April 28, 2001 and 5.0% of total net sales for the prior year three month period. Royalty, maintenance and service revenue was 10.6% and 8.1% of total net sales for the three months ended April 28, 2001 and April 29, 2000, respectively.

          During the three months ended April 28, 2001, international sales accounted for 44.3% of net sales compared to 53.9% of net sales for the three-month period ended April 29, 2000.

          Cost of sales; gross margin. Costs of sales consists principally of the cost of raw material components and subcontract labor assembly from outside manufacturers and suppliers. Cost of sales also includes amortization of software development costs. Gross margin decreased to $4.0 million, or 57.4% of net sales, for the three months ended April 28, 2001 from $5.5 million, or 61.0% of net sales, for the three months ended April 29, 2000, representing a decrease of 27.1%.

          The decrease in gross margin percent for the three months ended April 28, 2001 from the prior year period was due primarily to increased product royalty expense related to product mix, and the decrease in sales.

          Selling and marketing expenses. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows, publicity and travel expenses. Selling and marketing expenses increased from $2.6 million, or 28.5% of net sales, for the three months ended April 29, 2000 to $2.9 million, or 41.4% of net sales, for the three months ended April 28, 2001, representing an increase of 12.5%.

          The increase was the result of (i) additional payroll costs related to the expansion of our direct sales and marketing teams in the United States, Europe, and Asia, including those costs related to our acquisition of Dimatech Corporation and certain assets of Pacific Softworks, Inc. (ii) payroll, recruiting and other costs associated with investments made to expand our customer support department; (iii) and an increase in marketing costs associated with the introduction of new products, expanded advertising and publicity programs, greater participation in trade shows and costs associated with internet and web marketing activities. These increased costs were partly offset by a decrease in sales commissions due to the decrease in sales.

          Engineering, research and development. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities, net of capitalized software costs. Engineering, research and development expenses increased to $1.9 million, or 26.8% of net sales, for the three months ended April 28, 2001 from $1.4 million, or 15.5% of net sales, for the three months ended April 29, 2000, representing an increase of 34.0%.

          This increase is due primarily to increased payroll costs associated with an increase in headcount from 36 employees engaged in research and development activities at April 29, 2000 to 53 employees at April 28, 2001. The increase in headcount includes the addition of 10 engineers acquired in connection with our purchase of certain assets of Pacific Softworks, Inc. in August 2000. In addition, the increase in engineering, research and development expenses is attributable to increases in contract labor, consulting and other external product development costs related to our continued investment in our NET+OS product, our Linux based product and advanced microprocessor technology. Furthermore, the increase is due to higher recruiting costs, increased depreciation and amortization of purchased software tools and increased software maintenance expense.

          General and administrative expenses. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and provisions to accounts receivable allowances. General and administrative expenses increased to $1.3 million, or 18.3% of net sales, for the three months ended April 28, 2001 from $980,000, or 10.9% of net sales, for the three months ended April 29, 2000, an increase of 30.1%.

          The increase in general and administrative expenses is attributable to an increase in legal, accounting and insurance costs, increases in rent expense related to our lease of additional space at our headquarters in Massachusetts and our new facilities in California and Japan and an increase in payroll costs related to our hiring of a chief operating officer in November 2000 and administrative staff at our new Japanese subsidiary.

          Amortization of intangibles. Amortization of intangible assets consists of the amortization of intangible assets acquired in connection with the purchase of certain assets of Pacific Softworks, Inc. in August 2000 and our acquisition of Dimatech

          Corporation in February 2001. Amortization of intangibles increased to $150,600, or 2.2% of net sales, for the three months ended April 28, 2001 from $0 for the three months ended April 29, 2000.

          Interest income, net. Interest income includes interest earned on cash and short-term investment balances. Net interest income was $159,800, or 2.3% of net sales, and $224,200, or 2.5% of net sales, for the three months ended April 28, 2001 and April 29, 2000, respectively. The decrease in interest income is due to a decrease in cash and short-term investments.

          Provision for income taxes. The provision for income taxes for the three months ended April 28, 2001 totaled $43,100, or 0.6% of net sales, and related to foreign taxes for our Japanese subsidiary. There was no net provision for U.S. income taxes for the three months ended April 28, 2001 and April 29, 2000 due to the net loss in the period ended April 28, 2001 and the utilization of available net operating loss carryforwards in the period ended April 29, 2000.

          Liquidity and Capital Resources

          Prior to our public offering in September 1999, we financed our operations through advances from Sorrento and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At April 28, 2001, we had working capital of $17.0 million and cash and cash equivalents of $8.0 million.

          Our operating activities used cash of $819,500 and provided cash of $856,200 for the three months ended April 28, 2001 and April 29, 2000, respectively. Cash used by operating activities in the three month period ended April 28, 2001 was attributable to the net loss and a decrease in accounts payable, offset in part by decreases in accounts receivable and inventory and the non-cash impact of depreciation and amortization. Cash provided during the three months ended April 29, 2000 was attributable to net income, an increase in other current liabilities, a decrease in other current assets and the non-cash impact of depreciation and amortization, offset in part by an increase in accounts receivable and inventory.

          Our sales and marketing expenses, engineering, research and development expenses and general and administrative expenses each may increase in the fiscal year ending January 31, 2002 and thereafter compared to the amounts of such expenses in the fiscal year ending January 31, 2001. Due in part to an economic slowdown affecting our imaging customers, we anticipate a decline in imaging revenue growth in fiscal year 2002, from fiscal year 2001, which will adversely effect our results of operations and financial condition and may result in operating losses for all or part of fiscal year 2002. There can be no assurance that our available cash and cash flow from operations will be sufficient to fund such additional expenses.

          Our standard payment terms are net 30 days. While we actively pursue collection within that time, receivables have frequently taken longer to collect in part because we sell products to large companies in Asia.

          Our investing activities provided cash of $2.8 million and used cash of $4.0 million during the three months ended April 28, 2001 and April 29, 2000, respectively. Cash provided by investing activities during the three months ended April 28, 2001 related primarily to proceeds of $2.8 million from short-term investments and net cash acquired in the acquisition of Dimatech Corporation of $413,600, offset in part by purchases of property and equipment of $331,700. Cash used in investing activities during the three months ended April 29, 2000 related primarily to the purchase of $3.1 million of short-term investments and purchases of $523,600 of property and equipment.

          On August 31, 2000, we issued 90,000 shares of common stock, valued at $2.3 million and incurred $570,000 of acquisition-related costs in connection with the acquisition of the strategic network technology assets of Pacific Softworks, Inc. The total purchase price was $2.8 million and was allocated to the tangible and intangible assets acquired. On February 16, 2001, we issued 241,667 shares of common stock valued at $1.2 million, paid cash of $250,000, incurred $116,500 of acquisition-related costs and assumed $835,000 of liabilities in connection with the acquisition of Dimatech Corporation. The total purchase price was $2.4 million and was allocated to the tangible and intangible assets acquired.

          Cash used in financing activities was $2,500 and $1.1 million during the three months ended April 28, 2001 and April 29, 2000, respectively. Cash used in financing during the period ended April 28, 2001 related to the repayment of our capital lease obligation. Cash used in financing activities in the period ended April 29, 2000 was attributable to repayments of short term debt of $779,700 and a loan to an officer of the Company in the amount of $621,200, offset in part by proceeds from the exercise of stock options of $426,900.

          We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through the next 12 months. Nonetheless, we may elect to sell additional equity securities or obtain additional credit. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to, the levels at which we maintain inventory and accounts receivable; the market acceptance of our products; the levels of promotion and advertising required to launch products or enter markets and attain a competitive position in the marketplace; volume pricing concessions; our business, product, capital expenditure and research and development plans and technology roadmap; capital improvements to new and existing facilities; technological advances; the response of competitors to our products; and our relationships with suppliers and customers. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may be required for consummation of any acquisitions of businesses, products or technologies. We may need to raise additional funds through public or private financings or borrowings if existing resources and cash generated from operations are insufficient to fund our future activities. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our shareholders and us. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of us will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of our common stock. If adequate funds are not available to satisfy short- or long-term capital requirements, we may be required to limit our operations significantly.


                                  RISK FACTORS

          You should carefully consider the following risks before investing in our common stock. These are not the only risks facing our company. Additional risks may also impair our business operations. If any of the following risks come to fruition, our business, results of operations or financial condition could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this document, including our financial statements and the accompanying notes.

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

          THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

          Our net sales and operating results have in the past and may in the future fluctuate substantially from quarter to quarter and from year to year. These results have varied significantly due to a number of factors, including:

               * market acceptance of and demand for our products and those of our customers;

               * unanticipated delays or problems in the introduction of our products;

               *    the timing of large customer orders;

               *    the timing and success of our customers' development cycles;

               * our ability to introduce new products in accordance with customer design requirements and design cycles;

               * new product announcements or product introductions by us and our competitors;

               * availability and cost of manufacturing sources for our products;

               * the volume of orders that are received and can be filled in a quarter;

               *    the rescheduling or cancellation of orders by customers;

               *    changes in product mix;

               * timing of "design wins" with our customers and related revenue; and

               *    changes in currency exchange rates.

          Our operating results could also be harmed by:

               *    the growth rate of markets into which we sell our products;

               * changes in the mix of sales to customers and sales representatives;

               *    costs associated with protecting our intellectual property;
                    and

               * changes in product costs and pricing by us and our competitors.

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

          Our financial performance and future growth is dependent upon our ability to sell our products to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as the industrial automation equipment, data acquisition and test equipment, Internet devices and security equipment markets. A substantial portion of our recent development efforts have been directed toward the development of new products for markets that are new and rapidly evolving. There can be no assurance that:

               * the additional intelligent device markets targeted by us for our products and services will develop;

               * developers within each market targeted by us will choose our products and services to meet their needs;

               * we will successfully develop products to meet the industry-specific requirements of developers in our targeted markets or that design wins will result in significant sales; or

               * developers in our targeted markets will gain market acceptance for their devices which incorporate our products.

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

          Due in part to an economic slowdown affecting our imaging customers, we anticipate a decline in imaging revenue growth in fiscal year 2002, from fiscal year 2001, which will adversely effect our results of operations and financial condition.

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

          WE DEPEND ON THIRD-PARTY SOFTWARE THAT WE USE UNDER LICENSES THAT MAY EXPIRE.

          We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These software license agreements are with Express Logic, Inc., Allegro Software Development Corporation and Wind River, each of which terminates only if we default under the respective agreement; with Novell, Inc., which is renewable annually at the option of both parties; with InterNiche Technologies, Inc., which renews until terminated by either party; and with Peerless Systems Corporation, which expires in 2004 and is subject to year-to-year renewals thereafter at the option of both parties. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to use, or the inability of licensors to support, maintain, and enhance any of such software, could result in increased costs, delays or reductions in product shipments until equivalent software is developed or licensed, if at all, and integrated.

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

          Subject to applicable federal and securities laws and the restrictions set forth below, Sorrento Networks Corporation, formerly Osicom Technologies, Inc., ("Sorrento") may sell any and all of the shares of common stock beneficially owned by it or distribute any or all such shares of common stock to its stockholders. Sales or distributions by Sorrento of substantial amounts of common stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the common stock. Sorrento is not subject to any obligation to retain its shares in NetSilicon. As a result, there can be no assurance concerning the period of time during which Sorrento will maintain its beneficial ownership of our common stock. Moreover, there can be no assurance that, in any transfer by Sorrento of a controlling interest in us, any holders of common stock will be able to participate in such transaction or will realize any premium with respect to their shares of common stock.

          At January 31, 2001, options to purchase an aggregate of 5,051,149 shares of our common stock were outstanding. Of these options, 852,394 were exercisable as of January 31, 2001, with additional vesting to occur from time to time.

          ANY ACQUISITIONS WE HAVE MADE OR WILL MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

          We continue to consider investments in complementary companies, products or technologies. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

               * issue stock that would dilute our current stockholders' percentage ownership;

               *    incur debt;

               *    assume liabilities;

               * incur amortization expenses related to goodwill and other intangible assets; or

               *    incur large and immediate write-offs.

          OUR OPERATION OF ANY ACQUIRED BUSINESS WILL ALSO INVOLVE NUMEROUS RISKS, INCLUDING:

               * problems combining the purchased operations, technologies or products;

               *    unanticipated costs;

               *    diversion of management's attention from our core business;

               * difficulties integrating businesses in different countries and cultures;

               * adverse effects on existing business relationships with suppliers and customers;

               * risks associated with entering markets in which we have no or limited prior experience; and

               * potential loss of key employees, particularly those of the purchased organizations.

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

          BECAUSE THE NASDAQ NATIONAL MARKET IS LIKELY TO EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

          The market price of our shares is likely to be highly volatile and could be subject to wide fluctuations in response to numerous factors, including the following:

               * actual or anticipated variations in our quarterly operating results or those of our competitors;

               * announcements by us or our competitors of new products or technological innovations;

               *    introduction and adoption of new industry standards;

               * changes in financial estimates or recommendations by securities analysts;

               *    changes in the market valuations of our competitors;

               * announcements by us or our competitors of significant acquisitions or partnerships; and

               *    sales of our common stock.

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

          PROVISIONS OF OUR CHARTER DOCUMENTS, OUR SHAREHOLDER RIGHTS PLAN AND LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

          Provisions of our amended and restated articles of organization, bylaws, our shareholder rights plan, and of Massachusetts law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Operating alone or together, the above provisions or statutes may render more difficult or discourage a merger, consolidation or tender offer, the assumption of control by a holder of a large block of the Company's shares, and the removal of incumbent management.


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

          We have foreign operations in Europe and Japan. As a result, we are exposed to fluctuations in foreign exchange rates. However, we do not expect that changes in foreign exchange rates will have a significant impact on our results of operations, financial position or cash flows. We plan to continue to expand our operations globally which may increase our exposure to foreign exchange fluctuations.


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

                  None

ITEM 5.   Other Information

                  None

ITEM 6.   Exhibits and Reports on Form 8-K


                  a)    Reports on 8-K

                  March 2, 2001 - Form 8-K filed relating to the acquisition of all of the equity securities of Dimatech Corporation.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NetSilicon, Inc.
                               -------------------------------------------
                               (Registrant)

 June 12, 2001             By  /s/ Cornelius Peterson
 -------------                 -------------------------------------------
                               (Cornelius Peterson, VIII, Chairman and Chief
                               Executive Officer)

 June 12, 2001             By  /s/ Daniel J. Sullivan
 -------------                 -------------------------------------------
                               (Daniel J. Sullivan, Vice President, Finance,
                               Chief Financial Officer)