Form 10-Q
period 2001-07-28
NETSILICON INC
filed 2001-09-11
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934 for the quarterly period ended July 28, 2001.

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

7,093,700 shares of Voting Common Stock, $0.01 par value, as of September 6, 2001; 6,972,700 shares of Non-Voting Common Stock, $0.01 par value, as of September 6, 2001.

                                NETSILICON, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          July 28, 2001 and January 31, 2001 ...............................   1

          Condensed Consolidated Statements of Operations
          Three Months and Six Months Ended July 28, 2001 and
          July 29, 2000 ....................................................   2

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended July 28, 2001 and July 29, 2000 .................   3

          Notes to Condensed Consolidated Financial Statements .............   4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   7

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk ........  23

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings ................................................  23

ITEM 2.   Changes in Securities and Use of Proceeds ........................  24

ITEM 3.   Defaults Upon Senior Securities ..................................  24

ITEM 4.   Submission of Matters to a Vote of Security Holders ..............  24

ITEM 5.   Other Information ................................................  24

ITEM 6.   Exhibits and Reports on Form 8-K .................................  24

Signatures .................................................................  25

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                NETSILICON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JULY 28,        JANUARY 31,
                                                                       2001             2001
                                                                   -----------       -----------
                                                                   (Unaudited)
                              ASSETS

CURRENT ASSETS
      Cash and equivalents                                         $ 8,173,200       $ 5,999,200
      Short-term investments                                         3,112,500         6,794,400
      Accounts receivable, net                                       3,831,600         4,660,300
      Inventory, net                                                 5,084,500         6,707,000
      Prepaid expenses and other current assets                        866,700         1,628,600
                                                                   -----------       -----------
          TOTAL CURRENT ASSETS                                      21,068,500        25,789,500
PROPERTY AND EQUIPMENT, NET                                          2,184,600         2,335,200
INTANGIBLE ASSETS, NET                                               1,680,800         1,351,800
OTHER ASSETS                                                         2,719,100         1,924,600
                                                                   -----------       -----------
TOTAL ASSETS                                                       $27,653,000       $31,401,100
                                                                   ===========       ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                             $ 1,642,000       $ 2,787,100
      Deferred revenue                                                 401,900           343,000
      Other current liabilities, including short-term
         portion of capital lease obligation                         4,034,000         3,557,700
                                                                   -----------       -----------
          TOTAL CURRENT LIABILITIES                                  6,077,900         6,687,800
                                                                   -----------       -----------
          TOTAL LIABILITIES                                          6,077,900         6,687,800
                                                                   -----------       -----------
STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value; 5,000,000 shares
         authorized; none issued                                            --                --
      Common stock, $0.01 par value; 35,000,000 shares
         authorized; issued and outstanding:
            Voting (7,064,400 and 6,810,100 shares)                     70,600            68,100
            Non-voting (6,972,700 shares)                               69,700            69,700
      Additional paid-in capital                                    29,495,700        28,187,400
      Accumulated other comprehensive income (loss)                    (68,500)           26,500
      Accumulated deficit                                           (7,992,400)       (3,638,400)
                                                                   -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY                                21,575,100        24,713,300
                                                                   -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $27,653,000       $31,401,100
                                                                   ===========       ===========




     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              -----------------------------      -----------------------------
                                                JULY 28,          JULY 29,        JULY 28,          JULY 29,
                                                  2001             2000             2001              2000
                                              -----------       -----------      -----------       -----------

NET SALES                                     $ 7,052,600       $ 9,857,200      $14,029,700       $18,866,900
COST OF SALES                                   3,410,600         4,128,900        6,380,500         7,640,400
                                              -----------       -----------      -----------       -----------
GROSS MARGIN                                    3,642,000         5,728,300        7,649,200        11,226,500
                                              -----------       -----------      -----------       -----------
OPERATING EXPENSES
   Selling and marketing                        2,480,200         2,764,300        5,369,000         5,332,100
   Engineering, research and development        1,963,800         1,399,400        3,832,000         2,793,400
   General and administrative                   1,429,400         1,059,500        2,704,100         2,039,500
   Amortization of intangibles                    154,200                --          304,800                --
                                              -----------       -----------      -----------       -----------
       TOTAL OPERATING EXPENSES                 6,027,600         5,223,200       12,209,900        10,165,000
                                              -----------       -----------      -----------       -----------
OPERATING INCOME (LOSS)                        (2,385,600)          505,100       (4,560,700)        1,061,500
   Interest income, net                           112,100           240,700          271,900           464,900
                                              -----------       -----------      -----------       -----------
INCOME (LOSS) BEFORE TAXES
   ON INCOME                                   (2,273,500)          745,800       (4,288,800)        1,526,400
   Taxes on income                                 22,100                --           65,200                --
                                              -----------       -----------      -----------       -----------
NET INCOME (LOSS)                             $(2,295,600)      $   745,800      $(4,354,000)      $ 1,526,400
                                              ===========       ===========      ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE
       Basic                                  $     (0.16)      $      0.05      $     (0.31)      $      0.11
       Diluted                                $     (0.16)      $      0.05      $     (0.31)      $      0.10
SHARES USED IN PER SHARE CALCULATION
       Basic                                   14,036,490        13,620,780       14,014,201        13,594,968
       Diluted                                 14,036,490        15,927,588       14,014,201        15,910,216





     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      SIX MONTHS ENDED
                                                                                -----------------------------
                                                                                  JULY 28,         JULY 29,
                                                                                   2001              2000
                                                                                -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $(4,354,000)      $ 1,526,400
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                            1,165,900           662,100
         Changes in operating assets and liabilities, net of
              effects of acquisition:
            Accounts receivable                                                   1,846,600        (2,596,800)
            Inventories                                                           1,677,100        (1,215,400)
            Other current assets                                                    (64,700)          289,500
            Accounts payable                                                     (1,714,100)          927,800
            Other current liabilities                                               217,700          (339,100)
            Deferred revenue                                                         58,900           253,000
                                                                                -----------       -----------
                NET CASH USED IN OPERATING ACTIVITIES                            (1,166,600)         (492,500)
                                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of (purchase of) short-term investments                   3,655,000        (1,997,300)
     Purchases of property and equipment                                           (495,200)       (1,371,900)
     Cash acquired in acquisition (net of cash paid and
         direct acquisition costs of $347,800)                                      413,600                --
     Software development costs                                                     (63,000)         (304,100)
     Other assets                                                                  (147,400)         (308,700)
                                                                                -----------       -----------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               3,363,000        (3,982,000)
                                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes receivable to officer                                             --          (621,200)
     Repayments of affiliate advances                                                    --           (55,800)
     Repayments of short-term debt                                                       --          (779,700)
     Payments of capital lease obligation                                            (7,300)         (184,100)
     Proceeds from issuance of stock                                                 53,000                --
     Proceeds from exercise of stock options                                             --           734,900
                                                                                -----------       -----------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  45,700          (905,900)
                                                                                -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                             (68,100)               --
                                                                                -----------       -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       2,174,000        (5,380,400)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                        5,999,200        11,096,500
                                                                                -----------       -----------
CASH AND EQUIVALENTS - END OF PERIOD                                            $ 8,173,200       $ 5,716,100
                                                                                ===========       ===========


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

2.   Inventories:

          Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs, which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                               July 28,     January 31,
                                                2001           2001
                                             ----------     ----------

          Raw material                       $4,711,300     $6,543,000
          Work in process                        68,000        118,100
          Finished Goods                        305,200         45,900
                                             ----------     ----------
          Total Inventory                    $5,084,500     $6,707,000
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

          The following is a reconciliation of the numerator and denominators of the basic and diluted per share computations:

                                                       Three months ended           Six months ended
                                                   --------------------------    --------------------------
                                                    July 28,       July 29,       July 28,      July 29,
                                                      2001           2000           2001          2000
                                                   -----------    -----------    -----------    -----------
          Net income (loss) available to common
          shareholders, basic and diluted          $(2,295,600)   $   745,800    $(4,354,000)   $ 1,526,400
                                                   ===========    ===========    ===========    ===========
          Weighted-average number of
          common shares used in basic
          earnings per share                        14,036,490     13,620,780     14,014,201     13,594,968

          Effect of dilutive securities - stock
          options                                           --      2,306,808             --      2,315,248
                                                   -----------    -----------    -----------    -----------
          Weighted-average number of
          common shares and dilutive
          potential common stock used in
          dilutive earnings per share               14,036,490     15,927,588     14,014,201     15,910,216
                                                   ===========    ===========    ===========    ===========

          The shares issuable upon exercise of options and warrants represent the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. The Company had a net loss for the three and six months ended July 28, 2001. The effect of dilutive securities including stock options and warrants to acquire common stock are not included in the calculation of earnings
          (loss) per share for the periods ended July 28, 2001 because their effect would be anti-dilutive.

4.   Acquisition:

          On February 16, 2001, the Company purchased all of the equity securities of Dimatech Corporation ("Dimatech") pursuant to a Stock Purchase Agreement, dated as of February 16, 2001, by and among Dimatech, Hiroyuki Kataoka and the Company. Prior to the acquisition, Dimatech was a major distributor of the Company's product in Japan and Asia and Hiroyuki Kataoka was the President and owner of Dimatech. Dimatech, under a new name, continues to operate in Japan and Asia as a distributor of the Company's products and provides technical support and other services to customers in the region. Hiroyuki Kataoka has joined NetSilicon as Vice President of Intelligent Device Markets for Japan.

          The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The following represents a preliminary allocation of the purchase price:

          Cash ...............................................  $  761,400
          Accounts receivable ................................   1,017,900
          Other tangible assets ..............................     161,900
          Customer list ......................................     351,400
          Workforce ..........................................     148,000
          Goodwill ...........................................     134,400
                                                                ----------
          Total purchase price ...............................  $2,575,000
                                                                ==========

          The purchase price consisted of 241,667 shares of the common stock of the Company, valued at $1,239,100, assumed liabilities of $969,400, $250,000 in cash and $116,500 of acquisition related costs, including legal and accounting fees.

5.   Comprehensive Income (Loss):

          Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net income
          (loss) and comprehensive income (loss) for NetSilicon results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes. Comprehensive income (loss) consisted of the following:

                                                         Three Months Ended            Six Months Ended
                                                       -----------------------     ------------------------
                                                        July 28,      July 29,      July 28,      July 29,
                                                          2001          2000          2001          2000
                                                       -----------    --------     -----------   ----------
          Net income (loss)..........................  $(2,295,600)   $745,800     $(4,354,000)  $1,526,400
                                                       -----------    --------     -----------   ----------
          Foreign currency translation adjustments...      (12,600)         --         (68,100)          --

          Unrealized gain (loss) on investments......      (22,200)      7,500         (26,900)      23,300
                                                       -----------    --------     -----------   ----------
          Other comprehensive income (loss)..........      (34,800)      7,500         (95,000)      23,300
                                                       -----------    --------     -----------   ----------
          Total comprehensive income (loss)..........  $(2,330,400)   $753,300     $(4,449,000)  $1,549,700
                                                       ===========    ========     ===========   ==========

6.   Contingencies:

          On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NetSilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. The Company believes that it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. On or about October 31, 2000, the Company filed an Answer and Counterclaim denying the allegations in Websprocket, LLC's complaint and asserting counterclaims against Websprocket, LLC that included breach of contract, fraud, and negligent misrepresentation. Websprocket, LLC filed a reply to the Company's counterclaims on November 25, 2000, denying the allegations. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

          On or about August 9, 2001, a purported securities class action lawsuit captioned "Ellis Investments, Ltd. v. NetSilicon, Inc., et al." (01-CV-7281) was filed in the United States District Court for the Southern District of New York. A second, nearly identical complaint was filed in the same Court on or about August 15, 2001 in a lawsuit captioned "Michael Rasner v. NetSilicon, Inc., et al." (01-CV-7651). The suits name as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The Ellis Investments suit also names Osicom Technologies, Inc. as a defendant. The complaints in these actions are allegedly brought on behalf of purchasers of the Company's common stock during the period from September 15, 1999 to December 6, 2000, and assert, among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers. The actions seek recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

7.   Recent Accounting Pronouncements:

          In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

          SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

          The Company's previous business combinations were accounted for using the purchase method. As of July 28, 2001, the net carrying amount of intangible assets is $1,680,800. Amortization expense during the six-month period ended July 28, 2001 was $304,800. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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


          RESULTS OF OPERATIONS

          The following table sets forth information derived from our Statements of Operations expressed as a percentage of net sales for the three and six month periods ended July 28, 2001 and July 29, 2000.

                                                       Three Months Ended       Six Months Ended
                                                     ---------------------    --------------------
                                                     July 28,     July 29,    July 28,     July 29,
                                                       2001        2000         2001         2000
                                                     --------     --------    --------     --------

          Net sales                                   100.0%       100.0%       100.0%       100.0%
          Cost of sales                                48.4         41.9         45.5         40.5
                                                      -----        -----        -----        -----
          Gross margin                                 51.6         58.1         54.5         59.5
                                                      -----        -----        -----        -----
          Operating expenses:
            Selling and marketing                      35.2         28.0         38.3         28.3
            Engineering, research
              and development                          27.8         14.2         27.3         14.8
            General and administrative                 20.3         10.7         19.3         10.8
            Amortization of intangibles                 2.2           --          2.2           --
                                                      -----        -----        -----        -----
          Total operating expenses                     85.5         52.9         87.1         53.9
                                                      -----        -----        -----        -----
          Operating income (loss)                     (33.9)         5.2        (32.6)         5.6
          Interest income, net                          1.6          2.4          1.9          2.5
                                                      -----        -----        -----        -----
          Income (loss) before taxes on income        (32.3)         7.6        (30.7)         8.1
          Taxes on income                               0.3           --          0.5           --
                                                      -----        -----        -----        -----
          Net income (loss)                           (32.6)%        7.6%       (31.2)%        8.1%
                                                      =====        =====        =====        =====


          Three and Six Months Ended July 28, 2001 compared to Three and Six Months Ended July 29, 2000:

          Net sales. Net sales were $7.1 million for the three months ended July 28, 2001 compared to $9.9 million for the three months ended July 29, 2000, representing a decrease of 28.5%. Net sales decreased to $14.0 million for the six months ended July 28, 2001 from $18.9 million for the six months ended July 29, 2000, a decrease of 25.6%.

          The decrease in net sales in the three and six month periods was due primarily to an economic slowdown that has affected our imaging customers. Revenue from our imaging customers was $5.6 and $11.2 for the three and six month periods, respectively, ended July 28, 2001 compared to $8.0 and $15.6 for the three and six month periods, respectively, ended July 29, 2000. Backlog for our products and service was approximately $4.5 and $8.1 million at July 28, 2001 and July 29, 2000, respectively, all of which was scheduled to be shipped within 12 months.

          Our embedded networking semiconductor and controller products accounted for 90.0% and 88.7% of total net sales for the six months ended July 28, 2001 and July 29, 2000, respectively. Software development tools and development boards accounted for 5.7% of total net sales for the six months ended July 28, 2001 and 5.3% of total net sales for the prior year six month period. Royalty, maintenance and service revenue was 4.3% and 6.0% of total net sales for the six months ended July 28, 2001 and July 29, 2000, respectively.

          During the six months ended July 28, 2001, international sales accounted for 51.8% of net sales compared to 52.9% of net sales for the six month period ended July 29, 2000.

          Cost of sales; gross margin. Costs of goods sold consists principally of the cost of raw material components and subcontractor labor assembly from outside manufacturers and suppliers. Cost of sales also includes amortization of software development costs. Gross margin decreased to $3.6 million, or 51.6% of net sales, for the three months ended July 28, 2001 from $5.7 million, or 58.1% of net sales, for the three months ended July 29, 2000, representing a decrease of 36.4%. Gross margin decreased 31.9% to $7.6 million, or 54.5% of net sales, for the six months ended July 28, 2001 from $11.2 million, or 59.5% of net sales, for the six months ended July 29, 2000.

          The decrease in gross margin percent for the three and six months periods ended July 28, 2001 from the prior year periods was due primarily to (i) a decrease in high-margin sales of software products and development kits; (ii) a decrease in royalty revenue; and (iii) the overall decrease in sales.

          Selling and marketing expenses. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows, publicity and travel expenses. Selling and marketing expenses decreased from $2.8 million, or 28.0% of net sales, for the three months ended July 29, 2000 to $2.5 million, or 35.2% of net sales, for the three months ended July 28, 2001, representing a decrease of 10.3%. Selling and marketing expenses were $5.4 million, or 38.3% of net sales, for the six month period ended July 28, 2001 compared to $5.3 million, or 28.3% of net sales, for the six month period ended July 29, 2000.

          The decrease in selling and marketing expenses for the three months ended July 28, 2001 compared to the three months ended July 29, 2000 was the result of (i) a decrease in commission to sales representatives due to the decrease in revenue; (ii) the absence of commission payable to Dimatech Corporation, our former distributor in Japan that we acquired in February 2001; and (iii) decreases in several discretionary costs due to our cost reduction initiatives. Selling and marketing expenses for the six month period ended July 28, 2001 were consistent with selling and marketing expenses for the six month period ended July 29, 2000 due to the fact that the cost savings realized in the three month period ended July 28, 2001 were offset by increased costs in the three month period ended April 28, 2001 compared to the prior year period ended April 29, 2000. These increased costs included (i) additional payroll costs related to the expansion of our direct sales and marketing teams, including those costs related to our acquisition of Dimatech Corporation and certain assets of Pacific Softworks, Inc.; (ii) payroll recruiting and other costs associated with investments made to expand our customer support department; and (iii) an increase in marketing costs associated with the introduction of new products, expanded advertising and publicity programs, and greater participation in trade shows.

          Engineering, research and development. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities. Engineering, research and development expenses increased to $2.0 million, or 27.8% of net sales, for the three months ended July 28, 2001 from $1.4 million, or 14.2% of net sales, for the three months ended July 29, 2000, representing an increase of 40.3%. Engineering, research and development expenses increased 37.2% to $3.8 million, or 27.3% of net sales, for the six months ended July 28, 2001 from $2.8 million, or 14.8% of net sales, for the six months ended July 29, 2000.

          This increase is due primarily to increased payroll costs associated with an increase in headcount from 43 employees engaged in research and development activities at July 29, 2000 to 52 employees at July 28, 2001. The increase in headcount includes the addition of 10 engineers acquired in connection with our purchase of certain assets of Pacific Softworks in August 2000. In addition, the increase in engineering, research and development expenses is attributable to increases in recruiting costs, depreciation and amortization of purchased software tools, and amortization of purchased intangible assets related to our purchase of certain Pacific Softworks assets in August 2000. These increases were offset in part by decreases in several discretionary costs due to our cost reduction initiatives.

          General and administrative expenses. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and reserves for accounts receivable allowances. General and administrative expenses increased to $1.4 million, or 20.3% of net sales, for the three months ended July 28, 2001 from $1.1 million, or 10.7% of net sales, for the three months ended July 29, 2000, an increase of 34.9%. General and administrative expenses increased 32.6% to $2.7 million, or 19.3% of net sales, for the six months ended July 28, 2001 from $2.0 million, or 10.8% of net sales, for the six months ended July 29, 2000.

          The increase in general and administrative expenses is attributable to an increase in legal, accounting and insurance costs, increases in rent expense related to our lease of additional space at our headquarters in Massachusetts and our new facilities in California and Japan. The increase is also due to higher employee-related expenses including payroll costs and severance costs for terminated employees. These increases were offset in part by decreases in several discretionary costs due to our cost reduction initiatives.

          Amortization of intangibles. Amortization of intangible assets consists of the amortization of intangible assets acquired in connection with the purchase of certain assets of Pacific Softworks, Inc. in August 2000 and our acquisition of Dimatech Corporation in February 2001. Amortization of intangibles increased to $154,200, or 2.2% of net sales, and $304,800, or 2.2% of net sales, for the three and six months ended July 28, 2001, respectively, from $0 for the three and six months ended July 29, 2000.

          Interest income, net. Interest income includes interest earned on cash and short-term investment balances. Net interest income was $112,100, or 1.6% of net sales, and $240,700, or 2.4% of net sales, for the three months ended July 28, 2001 and July 29, 2000, respectively. Net interest income was $271,900, or 1.9% of net sales, and $464,900, or 2.5% of net sales, for the six months ended July 28, 2001 and July 29, 2000, respectively. The decrease in interest income is due to a decrease in cash and short-term investments.

          Provision for income taxes. The provision for income taxes for the three and six months ended July 28, 2001 totaled $22,100, or 0.3% of net sales, and $65,200, or 0.5% of net sales, respectively, and related to foreign taxes for our Japanese subsidiary. There was no net provision for U.S. income taxes for the three and six months ended July 28, 2001 and July 29, 2000 due to the net losses in the periods ended July 28, 2001 and the utilization of available net operating loss carryforwards in the periods ended July 29, 2000.

          Liquidity and Capital Resources

          Prior to our public offering in September 1999, we financed our operations through advances from Sorrento and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At July 28, 2001, we had working capital of $15.0 million, cash and cash equivalents of $8.2 million and short-term investments of $3.1 million.

          Our operating activities used cash of $1.2 million and $492,500 for the six months ended July 28, 2001 and July 29, 2000, respectively. Cash used by operating activities in the six month period ended July 28, 2001 was attributable to the net loss and a decrease in accounts payable, offset in part by decreases in accounts receivable and inventory and the non-cash impact of depreciation and amortization. The decrease in accounts receivable is due to the decrease in sales and strong collection efforts and the decrease in inventory is attributable to a decrease in purchasing activity and the consumption of electronic components that were previously purchased in large volumes to decrease the risk to our operations of the sharp fluctuations in market supply of the components. Cash used during the six months ended July 29, 2000 was attributable to an increase in accounts receivable and inventory, offset in part by net income, an increase in accounts payable and the non-cash impact of depreciation and amortization.

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

          Our investing activities provided cash of $3.3 million and used cash of $4.0 million during the six months ended July 28, 2001 and July 29, 2000, respectively. Cash provided by investing activities during the six months ended July 28, 2001 related primarily to proceeds of $3.6 million from short-term investments and net cash acquired in the acquisition of Dimatech Corporation of $413,600, offset in part by purchases of property and equipment of $495,200. Cash used in investing activities during the six months ended July 29, 2000 related primarily to the purchase of $2.0 million of short-term investments and purchases of $1.4 million of property and equipment.

          On August 31, 2000, we issued 90,000 shares of common stock, valued at $2.3 million and incurred $570,000 of acquisition-related costs in connection with the acquisition of the strategic network technology assets of Pacific Softworks, Inc. The total purchase price was $2.8 million and was allocated to the tangible and intangible assets acquired. On February 16, 2001, we issued 241,667 shares of common stock valued at $1.2 million, paid cash of $250,000, incurred $116,500 of acquisition-related costs and assumed $969,400 of liabilities in connection with the acquisition of Dimatech Corporation. The total purchase price was $2.6 million and was allocated to the tangible and intangible assets acquired.

          Cash provided by financing activities was $45,700 and cash used by financing activities was $905,900 during the six months ended July 28, 2001 and July 29, 2000, respectively. Cash provided by financing during the period ended July 28, 2001 related to proceeds from the issuance of stock. Cash used in financing activities in the period ended July 29, 2000 was attributable to repayments of short term debt of $779,700 and a loan to an officer of the Company in the amount of $621,200, offset in part by proceeds from the exercise of stock options of $734,900.

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

          Impact of Recent Accounting Pronouncements:

          In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchased method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS 142, it requires that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

          SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

          The Company's previous business combinations were accounted for using the purchase method. As of July 28, 2001, the net carrying amount of intangible assets is $1,680,800. Amortization expense during the six-month period ended July 28, 2001 was $304,800. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

          WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAKE FUTURE OPERATING RESULTS AND PROFITABILITY DIFFICULT TO PREDICT.

          We incurred net losses from continuing operations for the fiscal years ended January 31, 1997, 1998, 1999 and 2001. At January 31, 2001, we
          had an accumulated deficit of $3.6 million. There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis in the future. In addition, revenue growth is not necessarily indicative of future operating results and there can be no assurance that we will be able to sustain revenue growth. We continue to invest significant financial resources in product development, marketing and sales, and a failure of such expenditures to result in significant increases in revenue could have a material adverse effect on us. Due to the limited history and undetermined market acceptance of our new products, the rapidly evolving nature of our business and markets, potential changes in product standards that significantly influence many of the markets for our products, the high level of competition in the industries in which we operate and the other factors described elsewhere in these Risk Factors, there can be no assurance that our investment in these areas will result in increases in revenue or that any revenue growth that is achieved can be sustained. Our history of losses, coupled with the factors described below, make future operating results difficult to predict. We and our future prospects must be considered in light of the risks, costs and difficulties frequently encountered by emerging companies. As a result, there can be no assurance that we will be profitable in any future period.

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

          As a result of these and other factors, investors should not rely solely upon period-to-period comparisons of our operating results as an indication of future performance. It is likely that in some future period our operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of the shares of our common stock.

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

          Due in part to an economic slowdown affecting our imaging customers, we anticipate a decline in imaging revenue growth in fiscal year 2002, from fiscal year 2001, which will adversely affect our results of operations and financial condition.

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

          OUR HIGHLY CONCENTRATED CUSTOMER BASE INCREASES THE POTENTIAL ADVERSE EFFECT ON US FROM THE LOSS OF ONE OR MORE CUSTOMERS.

          Our products have historically been sold into the imaging markets for use in products such as printers, scanners, fax machines, copiers and multi-function peripherals. This market is highly concentrated. Accordingly, our sales are derived from a limited number of customers, with our top five OEM customers accounting for 55%, 72% and 52% of total revenues for the fiscal years ended 2001, 2000 and 1999, respectively. In particular, sales to Dimatech and Ricoh accounted for 23% and 20% of total revenues, respectively, for the fiscal year ended January 31, 2001. We expect that a small number of customers will continue to account for a substantial portion of our total revenues for the foreseeable future. All of our sales are made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing our products at any time without penalty. The decision of any key customer to cease using our products or a material decline in the number of units purchased by a significant customer would have a material adverse effect on us.

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

          WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

          In the fiscal years ended January 31, 2001, 2000 and 1999, international sales constituted approximately 55%, 50% and 51% of our net sales and approximately 68%, 77% and 46% of our domestic sales were to customers headquartered in Asia, respectively.

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

          IF WE LOSE KEY PERSONNEL IT COULD PREVENT US FROM EXECUTING OUR BUSINESS STRATEGY.

          Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and our key technical personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Our stock price and the number of options outstanding with exercise prices in excess of their market price could make it more difficult to attract and retain key personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy and have a material adverse effect on us. We have employment contracts with our Vice President, Intelligent Device Markets Europe; Executive Vice President, Finance and Operations and the Chairman and Chief Executive Officer. We do not maintain any key-man life insurance policies.

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

          Subject to applicable federal and securities laws and the restrictions set forth below, Sorrento Networks Corporation, formerly Osicom Technologies, Inc. ("Sorrento"), a holder of 6,972,700 shares of our non-voting common stock, may sell any and all of the shares of common stock beneficially owned by it or distribute any or all such shares of common stock to its stockholders. Sales or distributions by Sorrento of substantial amounts of common stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the common stock. Sorrento is not subject to any obligation to retain its shares in NetSilicon. As a result, there can be no assurance concerning the period of time during which Sorrento will maintain its beneficial ownership of our common stock. Moreover, there can be no assurance that, in any transfer by Sorrento of a controlling interest in us, any holders of common stock will be able to participate in such transaction or will realize any premium with respect to their shares of common stock.

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

          PROVISIONS OF OUR CHARTER DOCUMENTS, OUR SHAREHOLDER RIGHTS PLAN AND LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

          Provisions of our amended and restated articles of organization, bylaws, our shareholder rights plan, and of Massachusetts law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Operating alone or together, the above provisions or statutes may render more difficult or discourage a merger, consolidation or tender offer, the assumption of control by a holder of a large block of our shares, and the removal of incumbent management.

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


                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On August 31, 2000, Websprocket, LLC filed a suit against the Company in the United States District Court for the Northern District of California (Websprocket, LLC v. NetSilicon, Inc., Civil Action No. C-00-20915), claiming breach of contract. The complaint alleges that the Company breached a technology development contract that was executed between the Company and Websprocket, LLC in December 1999. Websprocket, LLC seeks relief including alleged damages of $2,000,000 plus attorney's fees, a declaration of its rights under the technology development contract and an injunction requiring the Company to cease using and return all property of Websprocket, LLC. The Company believes that it has meritorious defenses to the claims and intends to contest the lawsuit vigorously. On or about October 31, 2000, the Company filed an Answer and Counterclaim denying the allegations in Websprocket, LLC's complaint and asserting counterclaims against Websprocket, LLC that included breach of contract, fraud, and negligent misrepresentation. Websprocket, LLC filed a reply to the Company's counterclaims on November 25, 2000, denying the allegations. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.

          On or about August 9, 2001, a purported securities class action lawsuit captioned "Ellis Investments, Ltd. v. NetSilicon, Inc., et al." (01-CV-7281) was filed in the United States District Court for the Southern District of New York. A second, nearly identical complaint was filed in the same Court on or about August 15, 2001 in a lawsuit captioned "Michael Rasner v. NetSilicon, Inc., et al." (01-CV-7651). The suits name as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The Ellis Investments suit also names Osicom Technologies, Inc. as a defendant. The complaints in these actions are allegedly brought on behalf of purchasers of the Company's common stock during the period from September 15, 1999 to December 6, 2000, and assert, among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers. The actions seek recission or recissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. An unfavorable resolution of the action could have a material adverse effect on the business, results of operations or financial condition of the Company.


ITEM 2.   Changes in Securities and Use of Proceeds

               None

ITEM 3.   Defaults Upon Senior Securities

               None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on June 13, 2001.

          The following nominees were elected as Class II Directors of the Company to serve for a three year term or until their successors are elected and qualified.

                                 Total Votes          Total Votes Withheld
               Nominee           for Nominee              for Nominee
          -----------------      -----------          --------------------
          Francis E. Girard       6,347,874                 44,293
          F. Grant Saviers        6,347,874                 44,293


          The term of office for the following directors continued after the meeting: Michael K. Ballard (Class I), William Johnson (Class I), Edward B. Roberts (Class III) and Cornelius Peterson, VIII (Class
          III).

          A proposal to approve the Company's 2001 Stock Option and Incentive Plan was adopted and approved with 2,868,685 shares voting in favor; 338,738 shares voting against; 7,756 shares abstaining; and 3,176,988 shares not voting.

          The election of BDO Siedman, LLP as independent auditors for the fiscal year ending January 31, 2002 was ratified, with 6,371,839 shares voting in favor, 11,720 voting against, and 8,608 abstaining.

ITEM 5.   Other Information

               None

ITEM 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

               Exhibit
               Number    Description
               --------  -----------
                10.1     Employment Agreement Between NetSilicon, Inc. and
                         Cornelius Peterson, VIII

                10.2 Employment Agreement Between NetSilicon, Inc. and Daniel J. Sullivan

          b) Reports on 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NetSilicon, Inc.
                                        -------------------------------------
                                        (Registrant)

        September 11, 2001            By /s/ Cornelius Peterson
        ------------------              --------------------------------------
                                        (Cornelius Peterson, VIII, Chairman
                                        and Chief Executive Officer)


        September 11, 2001            By /s/ Daniel J. Sullivan
        ------------------              -------------------------------------
                                        (Daniel J. Sullivan, Executive Vice
                                        President, Finance and Operations)