Form 10-Q
period 2001-10-27
NETSILICON INC
filed 2001-12-11
CIK 1068885

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        Exchange Act of 1934 for the quarterly period ended October 27, 2001.

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

                            Yes  X       No
                                ---        ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

7,093,700 shares of Voting Common Stock, $0.01 par value, as of December 6, 2001; 6,972,700 shares of Non-Voting Common Stock, $0.01 par value, as of December 6, 2001.

                                NETSILICON, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets
             October 27, 2001 and January 31, 2001..........................  1

             Condensed Consolidated Statements of Operations
             Three Months and Nine Months Ended October 27, 2001 and
             October 28, 2000...............................................  2

             Condensed Consolidated Statements of Cash Flows
             Nine Months Ended October 27, 2001 and October 28, 2000........  3

             Notes to Condensed Consolidated Financial Statements...........  4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  8

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk......... 24

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................. 25

ITEM 2.   Changes in Securities and Use of Proceeds......................... 25

ITEM 3.   Defaults Upon Senior Securities................................... 26

ITEM 4.   Submission of Matters to a Vote of Security Holders............... 26

ITEM 5.   Other Information................................................. 26

ITEM 6.   Exhibits and Reports on Form 8-K.................................. 26

Signatures.................................................................. 27

                    PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                NETSILICON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   OCTOBER 27, 2001      JANUARY 31, 2001
                                                                   ----------------      ----------------
                                                                      (Unaudited)
                               ASSETS
CURRENT ASSETS
      Cash and equivalents                                            $ 8,423,000          $  5,999,200
      Short-term investments                                            2,350,600             6,794,400
      Accounts receivable, net                                          3,355,200             4,660,300
      Inventory, net                                                    4,470,000             6,707,000
      Prepaid expenses and other current assets                         1,283,100             1,628,600
                                                                     -------------         ------------
          TOTAL CURRENT ASSETS                                         19,881,900            25,789,500

PROPERTY AND EQUIPMENT, NET                                             2,072,400             2,335,200

INTANGIBLE ASSETS, NET                                                  1,512,200             1,351,800

OTHER ASSETS                                                            2,618,700             1,924,600
                                                                     -------------         ------------

TOTAL ASSETS                                                         $ 26,085,200          $ 31,401,100
                                                                     =============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                               $  2,612,600          $  2,787,100
      Deferred revenue                                                    418,700               343,000
      Other current liabilities                                         4,285,200             3,557,700
                                                                     ------------          ------------
          TOTAL CURRENT LIABILITIES                                     7,316,500             6,687,800
                                                                     ------------          ------------

STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value; 5,000,000 authorized;
         none issued                                                           --                    --

      Common stock, $0.01 par value; 35,000,000 authorized;
         issued and outstanding:
          Voting (7,093,700 and 6,810,100 shares)                          70,900                68,100
          Non- Voting (6,972,700 shares)                                   69,700                69,700
      Additional paid-in capital                                       29,575,400            28,187,400
      Accumulated other comprehensive income                                9,200                26,500
      Accumulated deficit                                             (10,956,500)           (3,638,400)
                                                                     ------------          ------------
          TOTAL STOCKHOLDERS' EQUITY                                   18,768,700            24,713,300
                                                                     ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 26,085,200          $ 31,401,100
                                                                     ============          ============

     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                          ------------------------------------    -------------------------------------
                                          OCTOBER 27, 2001     OCTOBER 28, 2000    OCTOBER 27, 2001    OCTOBER 28, 2000
                                          ----------------     ----------------    ----------------    ----------------
NET SALES                                   $  7,171,000         $ 10,687,700        $ 21,200,700        $ 29,554,600
COST OF SALES                                  3,305,500            4,429,300           9,686,000          12,069,700
                                            ------------         ------------        ------------        ------------

GROSS MARGIN                                   3,865,500            6,258,400          11,514,700          17,484,900
                                            ------------         ------------        ------------        ------------

OPERATING EXPENSES
   Selling and marketing                       2,290,700            2,819,200           7,659,700           8,151,300
   Engineering, research and development       1,833,900            1,900,100           5,665,900           4,693,500
   General and administrative                  2,642,200            1,085,300           5,346,300           3,124,800
   Amortization of intangibles                   168,600                   --             473,400                  --
                                            ------------         ------------        ------------        ------------
       TOTAL OPERATING EXPENSES                6,935,400            5,804,600          19,145,300          15,969,600
                                            ------------         ------------        ------------        ------------

OPERATING INCOME (LOSS)                       (3,069,900)             453,800          (7,630,600)          1,515,300

   Interest income, net                           79,700              218,200             351,600             683,100
                                            ------------         ------------        ------------        ------------

INCOME (LOSS) BEFORE TAXES
   ON INCOME                                  (2,990,200)             672,000          (7,279,000)          2,198,400

   Taxes on income (benefit)                     (26,100)                  --              39,100                  --
                                            ------------         ------------        ------------        ------------

NET INCOME (LOSS)                           $ (2,964,100)        $    672,000        $ (7,318,100)        $ 2,198,400
                                            ============         ============        ============         ===========

NET INCOME (LOSS) PER COMMON SHARE
       Basic                                     $ (0.21)              $ 0.05             $ (0.52)             $ 0.16
       Diluted                                   $ (0.21)              $ 0.04             $ (0.52)             $ 0.14

SHARES USED IN PER SHARE CALCULATION
       Basic                                  14,054,789           13,719,643          14,020,395          13,636,354
       Diluted                                14,054,789           15,814,393          14,020,395          15,911,922


     See accompanying notes to condensed consolidated financial statements.

                                NETSILICON, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   NINE MONTHS ENDED
                                                                          ------------------------------------
                                                                          OCTOBER 27, 2001    OCTOBER 28, 2000
                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(7,318,100)       $ 2,198,400
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                         1,731,000         1,179,000
         Other asset impairment charges                                           58,000                --
         Changes in operating assets and liabilities, net of
              effects of acquisition:
            Accounts receivable                                                2,323,000        (3,189,900)
            Inventories                                                        2,291,600        (2,281,700)
            Other current assets                                                (481,100)          (40,200)
            Accounts payable                                                    (743,500)        1,545,000
            Other current liabilities                                            472,500          (257,400)
            Deferred revenue                                                      75,700           268,300
                                                                             -----------       -----------
                NET CASH USED IN OPERATING ACTIVITIES                         (1,590,900)         (578,500)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments                              4,433,300           170,000
     Purchases of property and equipment                                        (671,500)       (1,669,300)
     Cash acquired (paid) in acquisition (net of cash paid and direct
         acquisition costs of $347,800 in 2001)                                  413,600          (439,700)
     Software development costs                                                  (63,000)         (426,900)
     Other assets                                                               (213,000)         (308,700)
                                                                             -----------       -----------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            3,899,400        (2,674,600)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of notes receivable to officer                                          --          (871,200)
     Repayments of short-term debt                                                    --          (779,700)
     Payments of capital lease obligation                                        (10,900)         (189,000)
     Proceeds from issuance of stock                                             133,000                --
     Proceeds from exercise of stock options                                          --         1,087,700
                                                                             -----------       -----------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              122,100          (752,200)
                                                                             -----------       -----------
                EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
                          EQUIVALENTS                                             (6,800)               --
                                                                             ------------      -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    2,423,800        (4,005,300)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                                     5,999,200        11,096,500
                                                                             -----------       -----------

CASH AND EQUIVALENTS - END OF PERIOD                                         $ 8,423,000       $ 7,091,200
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

                  The financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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


2.       Inventories:

                  Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs, which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                            October 27, 2001   January 31, 2001
                                            ----------------  -----------------

                 Raw material                  $4,318,300        $6,543,000
                 Work in process                   18,600           118,100
                 Finished Goods                   133,100            45,900
                                               -----------       ----------
                 Total Inventory               $4,470,000        $6,707,000
                                               ===========       ==========


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

                  The following is a reconciliation of the numerator and denominators of the basic and diluted per share computations:


                                                      Three months ended               Nine months ended
                                                  ---------------------------    ----------------------------
                                                   October 27,    October 28,     October 27,    October 28,
                                                      2001            2000            2001          2000
                                                  ------------    -----------    ------------   -------------
                Net income (loss) available to
                common shareholders, basic and
                diluted                           $(2,964,100)    $   672,000    $ (7,318,100)   $ 2,198,400
                                                  ============    ===========    ============    ===========
                Weighted-average number of
                common shares used in basic
                earnings per share                 14,054,789      13,719,643      14,020,395     13,636,354

                Effect of dilutive securities -
                stock options                              --       2,094,750              --      2,275,568
                                                  ------------    -----------    ------------    -----------
                Weighted-average number of
                common shares and dilutive
                potential common stock used in
                dilutive earnings per share        14,054,789     15,814,393      14,020,395      15,911,922
                                                  ============    ===========    ============    ===========

                  The shares issuable upon exercise of options and warrants represent the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. The Company had a net loss for the three and nine months ended October 27, 2001. The effect of dilutive securities including stock options and warrants to acquire common stock are not included in the calculation of earnings (loss) per share for the periods ended October 27, 2001 because their effect would be anti-dilutive.


4.       Acquisition:

                  On February 16, 2001, the Company purchased all of the equity securities of Dimatech Corporation ("Dimatech") pursuant to a Stock Purchase Agreement, dated as of February 16, 2001, by and among Dimatech, Hiroyuki Kataoka and the Company. Prior to the acquisition, Dimatech was a major distributor of the Company's products in Japan and Asia and Hiroyuki Kataoka was the President and owner of Dimatech. Dimatech, under a new name, continues to operate in Japan and Asia as a distributor of the Company's products and provides technical support and other services to customers in the region. Hiroyuki Kataoka has joined NetSilicon as Vice President of Intelligent Device Markets for Japan.

                  The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The following represents a preliminary allocation of the purchase price:

                  Cash.....................................  $  761,400
                  Accounts receivable......................   1,017,900
                  Other tangible assets....................     161,900
                  Customer list............................     351,400
                  Workforce................................     148,000
                  Goodwill.................................     134,400
                                                             ----------
                  Total purchase price.....................  $2,575,000
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


                                                    Three Months Ended             Nine Months Ended
                                                ---------------------------   --------------------------
                                                 October 27,    October 28,    October 27,   October 28,
                                                    2001           2000           2001          2000
                                                ------------    -----------   ------------  ------------
                 Net Income (Loss)...........   $(2,964,100)     $672,000     $(7,318,100)    $2,198,400
                                                ------------     --------     -----------     ----------
                 Foreign currency
                 translation adjustments.....        61,400            --          (6,800)           --

                 Unrealized gain (loss)
                 on investments..............        16,300        11,100         (10,500)        34,400
                                                -----------      --------     -----------     ----------
                 Other comprehensive income
                 (loss)......................        77,700        11,100         (17,300)        34,400
                                                ------------     --------     -----------     ----------
                 Total comprehensive income
                 (loss)......................   $(2,886,400)     $683,100     $(7,335,400)    $2,232,800
                                                ===========      ========     ===========     ==========


6.       Contingencies:

                  On or about August 9, 2001, a purported securities class action lawsuit captioned "Ellis Investments, Ltd. v. NetSilicon, Inc., et al." (01-CV-7281) was filed in the United States District Court for the Southern District of New York. Later in August, 2001, two additional, nearly identical complaints were filed in the same Court in lawsuits captioned "Michael Rasner v. NetSilicon, Inc., et al." (01-CV-7651) and "Walter Weitz v. NetSilicon, Inc. et al." (01-CV-8217). The suits name as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The Ellis Investments suit also names Osicom Technologies, Inc. as a defendant. The complaints in these actions are allegedly brought on behalf of purchasers of the Company's common stock during the period from September 15, 1999 to December 6, 2000, and assert, among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers. The actions seek rescission or rescissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

                  Contingent on the Company's merger with Digi International, the Company has agreed to forgive the payment obligations of two promissory notes in the aggregate principal amount of $871,200 plus interest made by its Chairman of the Board and Chief Executive Officer ("Chairman and CEO") and provide additional payments as necessary to cover any taxes owed by the Chairman and CEO as a result of the forgiveness and the additional payment. Also contingent on the merger, the Chairman and CEO will receive a one-time payment of $740,000.

7.       Subsequent Events:

                  Proposed Merger with Digi International - On November 5, 2001, the Company and Digi International Inc. ("Digi"), announced the signing of an Agreement and Plan of Merger dated October 30, 2001 (the "Agreement") pursuant to which the Company will effectively become a wholly-owned subsidiary of Digi. Under the terms of the Agreement, each outstanding share of the Company's common stock would be converted into the right to receive either cash, Digi common stock or a combination of cash and Digi common stock at the election of the holder. The Agreement provides that each holder of the Company's common stock may elect to receive 0.6500 of a share of Digi common stock for each share of the Company's common stock, or cash in the amount of 0.6500 multiplied by the average per-share closing price of Digi common stock during the period of ten trading days ending on the third trading day before the date of closing, or a combination of both stock and cash, provided that the maximum amount of cash to be paid by Digi will be $15 million. The merger is expected to close in the first calendar quarter of 2002 and is subject to approval by the shareholders of the Company and Digi and by regulators. The details of the proposed transaction are discussed in the Company's Form 8-K filed with the Securities and Exchange Commission on October 30, 2001.

                  Websprocket, LLC Legal Claims - On November 2, 2001, the Company and Websprocket, LLC entered into a Settlement Agreement and Mutual Release settling all claims between the companies, including all claims and counterclaims asserted in the litigation captioned Websprocket, LLC v. NetSilicon, Inc., Civil Action No. C-00-20915 RMV pending in the United States District Court for the Northern District of California. On November 13, 2001, the court approved and entered a Stipulation of Dismissal With Prejudice, in which the Company and Websprocket, LLC dismissed all claims in the litigation and waived all rights to appeal. The Company has paid Websprocket, LLC approximately $162,000 as part of the settlement agreement.

8.       Recent Accounting Pronouncements:

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

                  The Company's previous business combinations were accounted for using the purchase method. As of October 27, 2001, the net carrying amount of intangible assets is $1.5 million. Amortization expense during the nine month period ended October 27, 2001 was $473,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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


                  RESULTS OF OPERATIONS

                  The following table sets forth information derived from our Statements of Operations expressed as a percentage of net sales for the three and nine month periods ended October 27, 2001 and October 28, 2000.


                                                       Three Months Ended                Nine Months Ended
                                                -----------------------------       ----------------------------
                                                 October 27,      October 28,        October 27,     October 28,
                                                    2001              2000              2001             2000
                                                ------------      -----------       ------------     -----------
                 Net sales                         100.0%            100.0%            100.0%           100.0%
                 Cost of sales                      46.1              41.4              45.7             40.8
                                                   -----             -----             -----            -----
                 Gross margin                       53.9              58.6              54.3             59.2
                                                   -----             -----             -----            -----
                 Operating expenses:
                   Selling and marketing            31.9              26.4              36.1             27.6
                   Engineering, research
                    and development                 25.6              17.8              26.7             15.9
                   General and administrative       36.8              10.2              25.2             10.6
                   Amortization of intangibles       2.4                --               2.2               --
                                                   -----             -----             -----            -----
                 Total operating expenses           96.7              54.4              90.2             54.1
                                                   -----             -----             -----            -----


                 Operating income (loss)           (42.8)              4.2             (35.9)             5.1

                 Interest income, net                1.1               2.0               1.7              2.3
                                                   -----             -----             -----            -----

                 Income (loss) before taxes
                 on income                         (41.7)              6.2             (34.2)             7.4

                 Taxes on income (benefit)          (0.4)               --               0.2               --
                                                   -----             -----             -----            -----

                 Net income (loss)                 (41.3)%             6.2%            (34.4)%            7.4%
                                                   =====             =====             =====            =====


                  Three and Nine Months Ended October 27, 2001 compared to Three and Nine Months Ended October 28, 2000:

                  NET SALES. Net sales were $7.2 million for the three months ended October 27, 2001 compared to $10.7 million for the three months ended October 28, 2000, representing a decrease of 32.9%. Net sales decreased to $21.2 million for the nine months ended October 27, 2001 from $29.6 million for the nine months ended October 28, 2000, a decrease of 28.3%.

                  The decrease in net sales in the three and nine month periods was due primarily to an economic slowdown that has affected our imaging customers. Revenue from our imaging customers was $5.7 million and $16.9 million for the three and nine month periods, respectively, ended October 27, 2001 compared to $8.5 million and $24.1 million for the three and nine month periods, respectively, ended October 28, 2000. Backlog for our products and service was approximately $3.3 and $4.8 million at October 27, 2001 and October 28, 2000, respectively, all of which was scheduled to be shipped within 12 months.

                  Our embedded networking semiconductor and controller products accounted for 88.5% and 89.0% of total net sales for the nine months ended October 27, 2001 and October 28, 2000, respectively. Software development tools and development boards accounted for 4.5% of total net sales for the nine months ended October 27, 2001 and 5.4% of total net sales for the prior year nine month period. Royalty, maintenance and service revenue was 7.0% and 5.6% of total net sales for the nine months ended October 27, 2001 and October 28, 2000, respectively.

                  During the nine months ended October 27, 2001, international sales accounted for 53.6% of net sales compared to 55.0% of net sales for the nine month period ended October 28, 2000.

                  COST OF SALES; GROSS MARGIN. Costs of goods sold consists principally of the cost of raw material components and subcontractor labor assembly from outside manufacturers and suppliers. Cost of sales also includes amortization of software development costs. Gross margin decreased to $3.9 million, or 53.9% of net sales, for the three months ended October 27, 2001 from $6.3 million, or 58.6% of net sales, for the three months ended October 28, 2000, representing a decrease of 38.2%. Gross margin decreased 34.1% to $11.5 million, or 54.3% of net sales, for the nine months ended October 27, 2001 from $17.5 million, or 59.2% of net sales, for the nine months ended October 28, 2000.

                  The decrease in gross margin percent for the three and nine month periods ended October 27, 2001 from the prior year periods was due primarily to (i) a decrease in high-margin sales of development kits; (ii) a decrease in royalty revenue; and (iii) the overall decrease in sales which were offset in part by increased sales of high-margin software products and decreases in overhead spending, including freight costs.

                  SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist mainly of employee-related expenses, commissions to sales representatives, trade shows, publicity and travel expenses. Selling and marketing expenses decreased from $2.8 million, or 26.4% of net sales, for the three months ended October 28, 2000 to $2.3 million, or 31.9% of net sales, for the three months ended October 27, 2001, representing a decrease of 18.7%. Selling and marketing expenses were $7.7 million, or 36.1% of net sales, for the nine month period ended October 27, 2001 compared to $8.2 million, or 27.6% of net sales, for the nine month period ended October 28, 2000.

                  The decrease in selling and marketing expenses for the three and nine months ended October 27, 2001 compared to the three and nine months ended October 28, 2000 was the result of (i) a decrease in commission to sales representatives due to the decrease in revenue; (ii) the absence of commission payable to Dimatech Corporation, our former distributor in Japan that we acquired in February 2001; and (iii) decreases in several discretionary costs due to our cost reduction initiatives. These decreased costs were offset in part by (i) additional payroll costs related to the expansion of our direct sales and marketing teams, including those costs related to our acquisition of Dimatech Corporation and certain assets of Pacific Softworks, Inc. and (ii) payroll recruiting and other costs associated with investments made to expand our customer support department.

                  ENGINEERING, RESEARCH AND DEVELOPMENT. Engineering, research and development expenses consist primarily of salaries and the related costs of employees engaged in research, design and development activities. Engineering, research and development expenses decreased to $1.8 million, or 25.6% of net sales, for the three months ended October 27, 2001 from $1.9 million, or 17.8% of net sales, for the three months ended October 28, 2000, representing a decrease of 3.5%. Engineering, research and development expenses increased 20.7% to $5.7 million, or 26.7% of net sales, for the nine months ended October 27, 2001 from $4.7 million, or 15.9% of net sales, for the nine months ended October 28, 2000.

                  The decrease in engineering, research and development expenses for the three month period ended October 27, 2001 from the prior year period is attributable to decreases in several discretionary costs due to our cost reduction initiatives. The increase in engineering, research and development expenses for the nine month period ended October 27, 2001 from the prior year period is due to the addition of approximately 10 engineers acquired in connection with our purchase of certain assets of Pacific Softworks in August 2000.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist mainly of salaries, employee-related expenses, legal expenses, audit fees and reserves for accounts receivable allowances. General and administrative expenses increased to $2.6 million, or 36.8% of net sales, for the three months ended October 27, 2001 from $1.1 million, or 10.2% of net sales, for the three months ended October 28, 2000, an increase of 143.5%. General and administrative expenses increased 71.1% to $5.3 million, or 25.2% of net sales, for the nine months ended October 27, 2001 from $3.1 million, or 10.6% of net sales, for the nine months ended October 28, 2000.

                  The increase in general and administrative expenses is attributable to increased legal costs related to the proposed merger with Digi International and the Websprocket, LLC and IPO class action lawsuits. The increase in general and administrative expenses is also due to an increase in rent expense related to our new facilities in California and Japan and vacated space at our headquarters in Massachusetts, increases in accounting and insurance costs, and increases in employee-related expenses including severance costs for terminated employees. These increases were offset in part by decreases in several discretionary costs due to our cost reduction initiatives.

                  AMORTIZATION OF INTANGIBLES. Amortization of intangible assets consists of the amortization of intangible assets acquired in connection with the purchase of certain assets of Pacific Softworks, Inc. in August 2000 and our acquisition of Dimatech Corporation in February 2001. Amortization of intangibles increased to $169,000, or 2.4% of net sales, and $473,000, or 2.2% of net sales, for the three and nine months ended October 27, 2001, respectively, from $0 for the three and nine months ended October 28, 2000.

                  INTEREST INCOME, NET. Interest income includes interest earned on cash and short-term investment balances. Net interest income was $80,000, or 1.1% of net sales, and $218,000, or 2.0% of net sales, for the three months ended October 27, 2001 and October 28, 2000, respectively. Net interest income was $352,000, or 1.7% of net sales, and $683,000, or 2.3% of net sales, for the nine months ended October 27, 2001 and October 28, 2000, respectively. The decrease in interest income is due to a decrease in cash and short-term investments.

                  Provision for income taxes. The tax benefit for the three months ended October 27, 2001 totaled $26,000, or 0.4% of net sales, and the income tax provision for the nine months ended October 27, 2001 totaled $39,000, or 0.2% of net sales, and both related to foreign taxes for our Japanese subsidiary. There was no net provision for U.S. income taxes for the three and nine months ended October 28, 2000 due to the utilization of available net operating loss carryforwards.


                  Liquidity and Capital Resources

                  Prior to our public offering in September 1999, we financed our operations through advances from Sorrento and borrowings under our short-term bank line of credit. The Company received proceeds, net of offering costs, of approximately $22.2 million as a result of the initial public offering and sale of our stock. At October 27, 2001, we had working capital of $12.6 million, cash and cash equivalents of $8.4 million and short-term investments of $2.4 million.

                  Our operating activities used cash of $1.6 million and $579,000 for the nine months ended October 27, 2001 and October 28, 2000, respectively. Cash used by operating activities in the nine month period ended October 27, 2001 was attributable to the net loss and a decrease in accounts payable, offset in part by decreases in accounts receivable and inventory and the non-cash impact of depreciation and amortization. The decrease in accounts receivable is due to the decrease in sales and strong collection efforts and the decrease in inventory is attributable to a decrease in purchasing activity and the consumption of electronic components that were previously purchased in large volumes to decrease the risk to our operations of the sharp fluctuations in market supply of the components. Cash used during the nine months ended October 28, 2000 was attributable to an increase in accounts receivable and inventory, offset in part by net income, an increase in accounts payable and the non-cash impact of depreciation and amortization.

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

                  Our investing activities provided cash of $3.9 million and used cash of $2.7 million during the nine months ended October 27, 2001 and October 28, 2000, respectively. Cash provided by investing activities during the nine months ended October 27, 2001 related primarily to proceeds of $4.4 million from short-term investments and net cash acquired in the acquisition of Dimatech Corporation of $414,000, offset in part by purchases of property and equipment of $672,000. Cash used in investing activities during the nine months ended October 28, 2000 related primarily to purchases of $1.7 million of property and equipment, software development costs of $427,000, and cash payments of $440,000 related to our acquisition of certain assets of Pacific Softworks.

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

                  Cash provided by financing activities was $122,000 and cash used by financing activities was $752,000 during the nine months ended October 27, 2001 and October 28, 2000, respectively. Cash provided by financing during the period ended October 27, 2001 related to proceeds from the issuance of stock. Cash used in financing activities in the period ended October 27, 2000 was attributable to repayments of short term debt of $780,000 and loans to an officer of the Company in the amount of $871,000, offset in part by proceeds from the exercise of stock options of $1.1 million.

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

                  The Company's previous business combinations were accounted for using the purchase method. As of October 27, 2001, the net carrying amount of intangible assets is $1.5 million. Amortization expense during the nine month period ended October 27, 2001 was $473,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


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

                  OUR HIGHLY CONCENTRATED CUSTOMER BASE INCREASES THE POTENTIAL ADVERSE EFFECT ON US FROM THE LOSS OF ONE OR MORE CUSTOMERS.

                  Our products have historically been sold into the imaging markets for use in products such as printers, scanners, fax machines, copiers and multi-function peripherals. This market is highly concentrated. Accordingly, our sales are derived from a limited number of customers, with our top five OEM customers accounting for 55%, 72% and 52% of total revenues for the fiscal years ended 2001, 2000 and 1999, respectively. In particular, sales to Dimatech, which we acquired in February 2001, and Ricoh accounted for 23% and 20% of total revenues, respectively, for the fiscal year ended January 31, 2001. We expect that a small number of customers will continue to account for a substantial portion of our total revenues for the foreseeable future. All of our sales are made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing our products at any time without penalty. The decision of any key customer to cease using our products or a material decline in the number of units purchased by a significant customer would have a material adverse effect on us.

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

                  We do not have our own semiconductor fabrication assembly or testing operations or contract manufacturing capabilities. Instead, we rely upon independent contractors to manufacture our components, subassemblies, systems and products. Currently, all of our semiconductor devices are being manufactured, assembled and tested by Atmel Corporation in the United States and Europe, and we expect that we will continue to rely upon Atmel, or a similar manufacturer, to manufacture, assemble and test a significant portion of our semiconductor devices in the future. In the past, we experienced a delay in the introduction of one of our products due to a problem with Atmel's design tools. While we are in the process of qualifying other suppliers, any qualification and pre-production periods could be lengthy and may cause delays in providing products to customers in the event that the sole source supplier of the semiconductor devices fails to meet our requirements. For example, Atmel uses its manufacturing facilities for its own products as well as those it manufactures on a contract basis. There is no assurance that Atmel will have adequate capacity to meet the needs of its contract manufacturing customers. In addition, semiconductor manufacturers generally experience periodic constraints on their manufacturing capacity.

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

                  OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

                  Our ability to compete depends in part on our proprietary rights and technology. We have one patent and rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contract provisions to protect our proprietary rights.

                  We generally enter into confidentiality agreements with our employees, and sometimes with our customers and potential customers and limit access to the distribution of our software, hardware designs, documentation and other proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent the misappropriation of our technology. Our patent may be circumvented by our competitors and our current and future patent applications may be denied. Furthermore, there can be no assurance that others will not develop technologies that are superior to ours. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. Our failure to adequately protect our proprietary rights could have a material adverse effect on our business, results of operations and financial condition.

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

                  IF WE LOSE KEY PERSONNEL IT COULD PREVENT US FROM EXECUTING OUR BUSINESS STRATEGY.

                  Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and our key technical personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Our stock price and the number of options outstanding with exercise prices in excess of their market price could make it more difficult to attract and retain key personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy and have a material adverse effect on us. We have employment contracts with our Vice President, Intelligent Device Markets Europe; Vice President, Imaging; Executive Vice President, Finance & Operations, and Chief Financial Officer; and the Chairman and Chief Executive Officer. We do not maintain any key-man life insurance policies.

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

                        - incur amortization expenses related to goodwill and other intangible assets; or

                        -    incur large and immediate write-offs.

                  FAILURE TO COMPLETE THE MERGER WITH DIGI INTERNATIONAL, INC. COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS OPERATIONS.

                  If the proposed merger with Digi International, Inc. is not completed for any reason, we may be subject to the following risks:

                        - if the merger is terminated and our board of directors determines to seek another business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the proposed merger;

                        - various costs related to the merger, including legal, accounting, and financial advisory fees, must be paid by us even if the merger is not completed; and

                        - the price of our common stock may decline to the extent that the current market price reflects an assumption that the merger will be completed.

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



                                 PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

                  On or about August 9, 2001, a purported securities class action lawsuit captioned "Ellis Investments, Ltd. v. NetSilicon, Inc., et al." (01-CV-7281) was filed in the United States District Court for the Southern District of New York. Later in August, 2001, two additional, nearly identical complaints were filed in the same Court in lawsuits captioned "Michael Rasner v. NetSilicon, Inc., et al." (01-CV-7651) and "Walter Weitz v. NetSilicon, Inc. et al." (01-CV-8217). The suits name as defendants the Company, certain of its officers and directors, and certain underwriters involved in the Company's initial public offering ("IPO"). The Ellis Investments suit also names Osicom Technologies, Inc. as a defendant. The complaints in these actions are allegedly brought on behalf of purchasers of the Company's common stock during the period from September 15, 1999 to December 6, 2000, and assert, among other things, that the Company's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of the Company's IPO underwriters in allocating shares in the Company's IPO to the underwriters' customers. The actions seek rescission or rescissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against over a hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaints are without merit and intend to contest them vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

                  On November 2, 2001, the Company and Websprocket, LLC entered into a Settlement Agreement and Mutual Release settling all claims between the companies, including all claims and counterclaims asserted in the litigation captioned Websprocket, LLC v. NetSilicon, Inc., Civil Action No. C-00-20915 RMV pending in the United States District Court for the Northern District of California. On November 13, 2001, the court approved and entered a Stipulation of Dismissal With Prejudice, in which the Company and Websprocket, LLC dismissed all claims in the litigation and waived all rights to appeal. The Company has paid Websprocket, LLC approximately $162,000 as part of the settlement agreement.

ITEM 2.   Changes in Securities and Use of Proceeds

                  None

ITEM 3.   Defaults Upon Senior Securities

                  None

ITEM 4.   Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.   Other Information

                  None

ITEM 6.   Exhibits and Reports on Form 8-K

                  Reports on 8-K

                  November 5, 2001 - Form 8-K filed relating to the Agreement and Plan of Merger dated as of October 30, 2001 by and among NetSilicon, Inc., Dove Sub, Inc. and Digi International, Inc. and the Second Amendment, dated October 30, 2001, to the Rights Agreement, dated as of September 30, 2000 between NetSilicon, Inc. and American Stock Transfer and Trust Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NETSILICON, INC.
                                       -----------------------------------------


                                       (Registrant)

December 11, 2001                      By /s/ Cornelius Peterson, VIII
                                         ---------------------------------------
                                         (Cornelius Peterson, VIII, Chairman and
                                         Chief Executive Officer)

December 11, 2001                      By /s/ Daniel J. Sullivan
                                         ---------------------------------------
                                         (Daniel J. Sullivan, Executive Vice
                                         President, Finance and Operations)